Form 10-Q
period 1996-03-31
TELMARK INC /NY/
filed 1996-05-03
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934
For the quarterly period ended March 31, 1996
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934
For the transition period from               to
                               -------------    --------------
Commission file number    33-70732
                          --------

                                 TELMARK, INC.*
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                                                             16-0907546
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


333 Butternut Drive, DeWitt, New York                                     13214
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                  315-449-7935
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                           Outstanding at March 31, 1996
- - ---------------------------------------           -----------------------------
Common Stock, $1 par value per share                      400,000 shares


* Telmark is a direct wholly owned subsidiary of Agway Holdings, Inc., a subsidiary of Agway, Inc., which is a reporting Company under the Securities Exchange Act of 1934, and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                  TELMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Balance Sheets as of March 31, 1996 and June 30, 1995...................................      3

          Condensed Statements of Income and Retained Earnings, for the three and nine months ended
          March 31, 1996 and 1995...........................................................................      4

          Condensed Statements of Cash Flows for the nine months ended
          March 31, 1996 and 1995...........................................................................      5

          Notes to Condensed Financial Statements...........................................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      8


SIGNATURES..................................................................................................      9

                          PART I. FINANCIAL INFORMATION
                                  TELMARK, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31,         June 30,
                                                                                   1996              1995
                                                                           -------------------------------------
                                                                                (Unaudited)         (Note)
Leases and notes ..........................................................   $ 477,790,302    $ 451,840,085
Unearned interest and finance charges .....................................    (115,512,704)    (110,321,837)
Net deferred origination costs ............................................       7,275,093        6,904,047
                                                                              -------------    -------------
      Net investment ......................................................     369,552,691      348,422,295
Allowance for credit losses ...............................................     (19,161,068)     (15,331,008)
                                                                              -------------    -------------
      Leases and notes, net ...............................................     350,391,623      333,091,287
Investments ...............................................................      10,038,421        9,378,727
Equipment, net ............................................................       2,171,754        1,471,982
Deferred income taxes .....................................................      15,264,147       13,796,180
Other assets ..............................................................         911,469          895,984
                                                                              -------------    -------------
                                                                              $ 378,777,414    $ 358,634,160
                                                                              =============    =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Short term borrowings .....................................................   $   6,000,000    $  10,000,000
Long term debt ............................................................     245,844,445      245,466,667
Long term debentures ......................................................      19,666,512        8,174,000
Subordinated notes payable
      to Agway Holdings Inc. ..............................................      27,000,000       27,000,000
Accounts payable ..........................................................       7,532,197        6,823,754
Payable to Agway Inc. .....................................................       6,747,405        7,191,968
Income taxes payable to Agway Inc. ........................................       8,201,923        4,013,691
Accrued expenses, including interest of
      $5,969,771 and $3,683,417 ...........................................       7,959,780        5,206,465
                                                                              -------------    -------------
                                                                                328,952,262      313,876,545
                                                                              -------------    -------------
Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares ...............................         400,000          400,000
Additional paid-in capital ................................................       4,600,000        4,600,000
Retained earnings .........................................................      44,825,152       39,757,615
                                                                              -------------    -------------
                                                                                 49,825,152       44,757,615
                                                                              -------------    -------------
                                                                              $ 378,777,414    $ 358,634,160
                                                                              =============    =============

Note: The balance sheet at June 30, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements.

                                  TELMARK, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)




                                                                     Three months ended                    Nine months ended
                                                                         March 31,                             March 31,
                                                              --------------------------------     --------------------------------
                                                                   1996              1995               1996               1995
                                                              ----------------  --------------     --------------     -------------
Revenues:

      Interest and finance charges ....................       $ 11,654,364       $ 10,344,674       $ 34,725,574       $ 29,627,025
      Other service fees and other income .............            397,152            384,464          1,020,693            950,599
                                                              ------------       ------------       ------------       ------------

           Total revenues .............................         12,051,516         10,729,138         35,746,267         30,577,624
Expenses:

      Interest expense ................................          4,386,748          4,027,125         14,802,535         12,833,521
      Provision for credit losses .....................          1,636,000          1,564,000          4,614,400          4,802,695
      Selling, general and administrative .............          2,794,521          2,191,541          7,750,259          6,149,023
                                                              ------------       ------------       ------------       ------------

           Total expenses .............................          8,817,269          7,782,666         27,167,194         23,785,239
                                                              ------------       ------------       ------------       ------------

           Income before income taxes .................          3,234,247          2,946,472          8,579,073          6,792,385
Provision for income taxes ............................          1,298,700          1,190,650          3,511,536          2,902,907
                                                              ------------       ------------       ------------       ------------
           Net income .................................          1,935,547          1,755,822          5,067,537          3,889,478
Retained earnings, beginning of period ................         42,889,605         36,858,951         39,757,615         35,043,295
Dividends to parent ...................................                  0                  0                  0           (318,000)
                                                              ------------       ------------       ------------       ------------
      Retained earnings, end of period ................       $ 44,825,152       $ 38,614,773       $ 44,825,152       $ 38,614,773
                                                              ============       ============       ============       ============





            See accompanying notes to condensed financial statements.

                                  TELMARK INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                   Nine months ended
                                                                        March 31,
                                                            ------------------------------
                                                                 1996             1995
                                                            -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES .....................      16,123,269       14,005,665
                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Leases originated ................................    (114,399,196)    (119,639,574)
       Leases repaid ....................................      92,484,460       77,741,395
       Purchases of equipment ...........................        (974,566)        (558,615)
       Purchases of investments .........................        (659,694)      (1,436,651)
       Proceeds from sale of investments ................               0          457,948
                                                            -------------    -------------

           Net cash flow used in investing activities ...     (23,548,996)     (43,435,497)
                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in borrowings under lines of credit ...      (4,000,000)      16,000,000
       Proceeds from notes payable ......................      22,000,000       44,000,000
       Repayment of notes payable .......................     (21,622,222)     (40,022,222)
       Proceeds from sale of debentures .................      11,492,512        3,736,000
       Net change in subordinated notes payable .........               0        5,500,000
       Net change in payable to Agway Inc. ..............        (444,563)         534,054
       Cash dividends paid ..............................               0         (318,000)
                                                            -------------    -------------

           Net cash flow provided by financing activities       7,425,727       29,429,832
                                                            -------------    -------------

           Net change in cash ...........................               0                0

CASH AT BEGINNING OF YEAR ...............................               0                0
                                                            -------------    -------------

           Cash at end of year ..........................   $           0    $           0
                                                            =============    =============



            See accompanying notes to condensed financial statements.

                                  TELMARK INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


       NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements of Telmark Inc. ("Telmark" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the financial statements and notes thereto included in the annual report on form 10-K for the year ended June 30, 1995.

       Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

       NOTE 2 - Notes Payable

       As of March 31, 1996, the Company had two separate credit facilities available from banks which allow the Company to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 unsecured revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 1996 under the short term line of credit and the revolving term loan facility was $0 and $112,000, respectively.

       Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. The $200,000 revolving term agreement loan facility is available through February 1, 1997. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                                  TELMARK INC.
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)


RESULTS OF OPERATIONS
- - ---------------------
Total revenues for the third quarter increased by $1,300 (12.3%) to $12,000 compared to the third quarter of the prior year, and increased by $5,200 (16.9%) to $35,700 for the nine month period ended March 31, 1996 as compared to the corresponding period in the prior year due to higher investment in leases and notes and higher rates charged on new business. The Company's net investment in leases and notes increased by $8,500 (2.3%) in the third quarter and $21,100 (6.1%) for the nine months ended March 31, 1996 to $369,600 as compared to the corresponding periods in the prior year.

Total expenses increased $1,000 (13.3%) for the third quarter and $3,400 (14.2%) for the nine month period to date as compared to the corresponding periods in the prior year. The increase in expenses is primarily attributable to increases in interest expense and selling, general and administrative expenses. Interest expense increased $400 (8.9%) for the third quarter compared to the third quarter of the prior year and by $2,000 (15.3%) for the nine month period as compared to the prior year. The Company's higher average levels of interest bearing debt compared to corresponding periods in the previous year and slightly higher interest rates on new and replacement debt outstanding are the primary reasons for the increase in interest expense for the nine month period compared to the corresponding period in the previous year. The increase in interest expense for the three months is partly offset by a larger patronage refund from a cooperative bank. The refund was $900 in the third quarter compared to a refund of $600 in the third quarter of the prior year. Selling, general and administrative expenses increased $600 (27.5%) for the quarter and increased $1,600 (26.0%) for the nine month period ended March 31, 1996 as compared to the corresponding periods of the prior year. Principal increases for the nine months are attributable to increased advertising of $500 and the additional people required to manage the larger portfolio, increasing salaries by $500.

The provision for credit losses increased $100 (4.6%) to $1,600 in the third quarter and decreased $200 (3.9%) to $4,600 for the nine months ended March 31, 1996 as compared to the corresponding periods during the prior year due to changes in increases to the size of the portfolio and changes in portfolio currency.

Income from operations for the third quarter was $3,200, which was an increase of $300 (9.8%) over the third quarter of the prior year, and $8,600 for the nine months ended March 31, 1996, which was an increase of $1,800 (26.3%) compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
The Company has principally financed its operations, including the growth of its lease portfolio, through borrowing under lines of credit, private placements of debt with institutional investors, sale of leases, principal collections on leases, sale of debentures to the public, and cash provided from operations. Sources of longer term financing include the following:


                                                          AMOUNTS OUTSTANDING AT
                                                          ----------------------
SOURCE OF DEBT                                                 MARCH 31, 1996
- - --------------                                                 --------------

Banks - due 5/96 - 8/99 with interest from 6.0% - 8.5%            $106,000
Insurance Companies - due 5/96 - 11/00
       with interest from 5.7% - 9.2%                              139,844
                                                                ----------
           Long-term debt                                          245,844

Subordinated debt - due 12/97 - 3/00
       with interest from 6.0% - 8.5%                               19,667
                                                                ----------
           Total debt                                             $265,511
                                                                ==========

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. The revolving term agreement loan facility is available through February 1, 1997. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TELMARK, INC.
                                  (REGISTRANT)


DATE     5/2/96                   BY    /S/ DANIEL J. EDINGER
     ----------------               -------------------------------------------
                                  DANIEL J. EDINGER, PRESIDENT
                                  (PRINCIPAL EXECUTIVE OFFICER)



DATE     5/2/96                   BY    /S/ PETER J. O'NEILL, TREASURER
     ----------------               -------------------------------------------
                                  PETER J. O'NEILL, TREASURER
                                  (PRINCIPAL ACCOUNTING OFFICER)