Form 10-K405
period 1996-06-30
TELMARK INC /NY/
filed 1996-08-23
CIK 914028

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1996
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from                 to
       Commission file number 33-70732

                                  TELMARK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEW YORK                                                   16-0907546
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   333 BUTTERNUT DRIVE, DEWITT, NEW YORK 13214
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 315-449-7935

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
              None                                     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                           X
                          ---    ----
                          Yes     No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  OF PART  III OF THIS  FORM  10-K OR ANY
AMENDMENT TO THIS FORM 10-K.           X
                                      ---

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AUGUST 12, 1996.
                                      ZERO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                                OUTSTANDING AT AUGUST 12, 1996
            -----                                ------------------------------
  COMMON STOCK, $1 PAR VALUE                               400,000 SHARES

TELMARK IS A DIRECT WHOLLY OWNED SUBSIDIARY OF AGWAY HOLDINGS, INC., A SUBSIDIARY OF AGWAY, INC., WHICH IS A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

      PAGE 1 OF 31. EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 20.
================================================================================

                         FORM 10-K ANNUAL REPORT - 1996
                                  TELMARK INC.

                              CROSS-REFERENCE SHEET



                                     PART I

                                                                                                               Page
Item 1. & 2.      Business and Properties.......................................................................   3
Item 3.           Legal Proceedings.............................................................................   4
Item 4.           Not Required


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters.....................   5
Item 6.           Not Required
Item 7.           Management's Discussion and Analysis of Results of Operations.................................   5
Item 8.           Financial Statements..........................................................................   6
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  19


                                    PART III

Item 10.          Not Required
Item 11.          Not Required
Item 12.          Not Required
Item 13.          Not Required


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   20

                  Signatures...................................................................................   21

                                     PART I

ITEM 1. & 2.      BUSINESS AND PROPERTIES

Telmark Inc. ("Telmark" or the "Company") was organized in 1964 under the Business Corporation Law of the State of New York. It is a wholly owned subsidiary of Agway Holdings, Inc., which is an indirect subsidiary of Agway, Inc. ("Agway").

Agway is subject to certain informational reporting requirements of the Securities Exchange Act of 1934 and in accordance therewith files reports and other information with the Commission. Reports filed with the Commission can be inspected at the Public Reference Section of the Commission at 450 Fifth Street N.W., Washington D.C. 20549 and at the regional offices of the Commission at Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661, and Seven World Trade Center, 13th Floor, New York, New York 10048. Copies of such materials can be obtained from the Commission at prescribed rates.

The Company's operations are comprised almost exclusively of direct finance leasing of agricultural related equipment, vehicles and buildings to farmers or other rural businesses that serve the agricultural marketplace (herein, "customers" or "lessees"). The Company's leases offer customers an alternative to directly purchasing or borrowing to purchase as a means of acquiring the use of equipment, vehicles or buildings. Telmark has branded its leasing service as Agrilease(R) and TFS(SM), and the Company highlights its service-oriented approach, using the tagline "The Flexible Financing Alternative(SM)" in its advertisements and product brochures. Telmark offers a variety of lease financing packages, with varying payment schedules on a monthly, quarterly, semiannual or annual basis, depending on the expected timing of customer cash flows and customer credit quality and the customer's individual preferences.

With a direct finance lease the customers have use of the leased property over a specified term for a periodic rental charge: the lease payment. Lease payments are made in advance of the period and typically the equivalent of two monthly payments are required in advance at the outset of the lease. Most direct finance leases offered are for a period which does not exceed the Company's estimate of the useful life of the equipment or the building leased. Equipment leases generally do not exceed eight years. Building leases are typically offered for longer terms (e.g., 5 to 10 years) than for equipment leases, up to maximum terms of 15 years. As of June 30, 1996, the Company's outstanding leases had an average original term of 4.8 years and average remaining term of 3.8 years.

Generally, the lessee selects the supplier of the equipment or other property to be leased and the Company is not responsible for its suitability, performance, life, or any other characteristics. The Company's only responsibility is to buy the property from the supplier, lease it to the lessee, and collect the lease payments. Telmark also offers financing through specific equipment manufacturer programs. The lessee assumes all obligations of insurance, repairs, maintenance, service, and property taxes. At the expiration of the direct finance lease term, the lessee has an option to (i) purchase the leased property, (ii) renew the lease, or (iii) return the leased property to the Company. In 95% of the Company's lease transactions, the lessee purchases the leased property or equipment upon termination of the lease.

Bankruptcies, contract disputes, or defaults by lessees could result in the non-payment of amounts due to the Company under its leases. The ultimate collectability of amounts due under its leases is directly dependent upon the credit practices employed by Telmark and the credit worthiness of the individual leases comprising its portfolio. Despite current credit practices and the existence of financial reserves to anticipate the potential impact of default or nonpayment of leases, there are other factors that could significantly impact the Company's lease collection experience and its earnings. These factors include: (i) changes in general economic conditions; (ii) changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely effect the level of income of customers of the Company; (iii) adverse weather-related conditions that negatively impact the agricultural productivity and income of customers of the Company; and (iv) oversupply of, or reduced demand for, agricultural commodities produced by customers of the Company.

Credit approvals are made based on the total amount outstanding to the customer. Lending authority is assigned to members of management depending on position, training, and experience. The Board of Directors must approve all amounts exceeding $1 million. Potential lessees undergo a thorough credit approval process after a Telmark field representative completes a financial application. Telmark retains title to the equipment or building leased. In addition,

Telmark often obtains a second lien on the real estate owned by the farmer or lessee as collateral for payments under a building lease. Telmark maintains monthly delinquency reports which monitor leases that have been delinquent for over 30 days, and non-earning leases. Generally, accounts past due at least 120 days, as well as accounts in foreclosure or bankruptcy, are transferred to non-earning status. The potential loses from non-earning leases are mitigated by the ability of the Company to repossess leased property and to foreclose on other property in which the Company has been granted a security interest.

The Company realizes most of its net earnings (profits) to the extent that revenues from its leases exceeds the Company's operating expenses and income taxes. The Company's "revenue" from a lease is the sum of all payments due under the lease plus the residual value of the leased property, less the cost of purchasing the leased property. "Operating expenses" include interest expense, provision for credit losses (the dollar amount the Company sets aside to cover its estimated losses should a lessee fail to make required payments under a lease), and selling and general and administrative expenses including the Company's payroll costs, rent, advertising costs and fees paid for credit checking and legal and accounting services. "Interest expense" is the single largest operating cost of the Company and is primarily the interest it must pay on the amounts borrowed by the Company from banks and other investors to finance its leases.

The Company leases all of the office space it uses from Agway. It does not own any of the real property it uses for office facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its operations or financial condition.

ITEM. 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

All of the common stock of Telmark is indirectly owned by Agway. There is no public market for such stock and none is expected to develop. During the years ended June 30, 1996 and 1995, Telmark declared dividends with respect to its common stock of $0 and $.795 per share, respectively. Under a loan covenant, dividends are prohibited to the extent they exceed 50% of net income for the period beginning on January 1, 1995 through the date of determination, inclusive. As of June 30, 1996, $4,804,940 of retained earnings were free of this restriction.

ITEM. 6. SELECTED FINANCIAL DATA

Not required.

ITEM. 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH 1995. Telmark's net income for 1996 increased by $1.7 million (34.3%) from 1995 to $6.8 million. The increase is due to a larger outstanding portfolio during the year and a somewhat higher margin on the portfolio.

Revenue is recognized over the term of the leases. Increases in the lease portfolio from new booked volume of $175.0 million in 1996 and $170.5 million in 1995, in excess of lease reductions from collection, sale of leases, and net bad debt expense totaling $134 million and $114 million in 1996 and 1995 respectively, have the effect of increasing total revenues. Total revenues increased by $6.7 million (15.9%) attributable in part from the $41 million (12.4%) increase in net leases during fiscal 1996. Interest and finance charges, as a percentage of the notes and leases, increased slightly from 12.7% in fiscal 1995 to 12.9% in fiscal 1996. During the same period, the average cost of interest paid on debt remained unchanged at 7.5%.

Selling, general and administrative expenses increased by $1.6 million (20.0%) to $9.8 million from $8.2 the previous year. Those increases were primarily the result of additional people, incentives paid relating to the additional new business booked, and advertising. Other administrative expenses remained low due to tight expense control. For fiscal 1996, interest expense increased by $2.6 million (14.9%) to $20.3 million due to increased borrowings required to finance the growth of the lease portfolio while the average cost of interest paid on debt remained unchanged.

The provision for credit losses increased 2.8% to $7.0 million and is based on the Company's analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is determined by a periodic review of the lease portfolio, including analysis of delinquent accounts, current economic conditions, estimated residual values and credit worthiness of customers. Reserves are established at a level sufficient to cover all estimated losses in the portfolio. The basis for the amount is a comprehensive review of all large and non-earning accounts, and a quantitative and qualitative review of the entire portfolio based on prior experience. In 1995, Telmark implemented an aggressive write off policy which resulted in a decrease in the total of non-earning accounts to $3.8 million. During 1996, the general economy remained strong and the total of non-earning accounts was further reduced to $2.9 million. However, management believes that it was prudent to increase the level of reserve to approximately $19.8 million because of the increase in the size of the overall lease portfolio over the prior year. Accordingly, the provision for credit losses increased.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGES
                                                                                                                 -----

TELMARK INC.:
         Independent Auditor's Report............................................................................  7

         Balance Sheets, June 30, 1996 and 1995..................................................................  8

         Statements of Income and Retained Earnings,
                  for the years ended June 30, 1996, 1995 and 1994...............................................  9

         Statements of Cash Flows for the fiscal years ended June 30, 1996, 1995 and 1994........................ 10

         Notes to Financial Statements........................................................................... 11


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
  Telmark Inc.:

We have audited the accompanying balance sheets of TELMARK INC. (a wholly-owned subsidiary of Agway Holdings, Inc.) as of June 30, 1996 and 1995, and the related statements of income and retained earnings and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telmark Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.





                                                        COOPERS & LYBRAND L.L.P.

Syracuse, New York
August 6, 1996

                                  TELMARK INC.

                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995


                                     ASSETS

                                                                                    1996           1995
                                                                                ------------   ------------
Leases and notes, net .......................................................   $374,561,114   $333,091,287
Investments .................................................................     10,038,421      9,378,727
Equipment, net ..............................................................      1,061,672      1,471,982
Deferred income taxes .......................................................     11,903,065     13,796,180
Other assets ................................................................        634,018        895,984
                                                                                ------------   ------------

Total Assets ................................................................   $398,198,290   $358,634,160
                                                                                ============   ============


                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                    1996           1995
                                                                                ------------   ------------
Borrowings under lines of credit ............................................   $          0   $ 10,000,000
Term Debt ...................................................................    273,000,427    245,466,667
Subordinated Debentures .....................................................     24,258,200      8,174,000
Subordinated notes payable
      to Agway Holdings Inc. ................................................              0     27,000,000
Accounts payable ............................................................      4,645,459      6,823,754
Payable to Agway Inc. .......................................................      9,521,703      7,191,968
Income taxes payable to Agway Inc. ..........................................      2,135,917      4,013,691
Accrued expenses, including interest of
      $4,061,387 - 1996 and $3,683,417 - 1995 ...............................      6,122,135      5,206,465
                                                                                 ------------  ------------


Total Liabilities ...........................................................    319,683,841    313,876,545
                                                                                 ------------  ------------

Commitments & Contingencies

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares .................................        400,000        400,000
Additional paid-in capital ..................................................     31,600,000      4,600,000
Retained earnings ...........................................................     46,514,449     39,757,615
                                                                                 ------------  ------------

Total Shareholder's Equity ..................................................     78,514,449     44,757,615
                                                                                 ------------  ------------
                                                                                $398,198,290   $358,634,160
                                                                                ============   ============





    The accompanying notes are an integral part of the financial statements.

                                  TELMARK INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                 FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                1996           1995            1994
                                            ------------   ------------    ------------

Revenues:
     Interest and finance charges .......   $ 47,241,547   $ 40,668,073    $ 33,457,441
     Other service fees and other income       1,385,011      1,273,999       1,185,009
                                            ------------   ------------    ------------

         Total revenues .................     48,626,558     41,942,072      34,642,450
                                            ------------   ------------    ------------

Expenses:
     Interest expense ...................     20,305,365     17,674,736      13,258,635
     Provision for credit losses ........      7,000,000      6,812,695       5,926,253
     Selling, general and administrative       9,819,581      8,182,331       7,458,929
                                            ------------   ------------    ------------

         Total expenses .................     37,124,946     32,669,762      26,643,817
                                            ------------   ------------    ------------

         Income from operations .........     11,501,612      9,272,310       7,998,633

Gain from portfolio sale ................              0              0         485,908
                                            ------------   ------------    ------------

         Income before income taxes .....     11,501,612      9,272,310       8,484,541

Provision for income taxes ..............      4,744,778      4,239,990       4,125,581
                                            ------------   ------------    ------------



         Net income .....................      6,756,834      5,032,320       4,358,960


Retained earnings, beginning of year ....     39,757,615     35,043,295      31,908,335


Dividends to parent .....................              0       (318,000)     (1,224,000)
                                            ------------   ------------    ------------


Retained Earnings, End of Year ..........   $ 46,514,449   $ 39,757,615    $ 35,043,295
                                            ============   ============    ============



    The accompanying notes are an integral part of the financial statements.

                                  TELMARK INC.

                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                           Increase (Decrease) in Cash

                                                    1996             1995             1994
                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................   $   6,756,834    $   5,032,320    $   4,358,960
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization ......         450,453          256,992          191,024
         Deferred taxes .....................       1,893,115         (929,732)      (3,338,207)
         Provision for doubtful accounts ....       7,000,000        6,812,695        5,926,253
         Gain from portfolio sale ...........        (485,908)
         Changes in assets and liabilities:
              Other assets ..................         261,966         (120,365)        (325,946)
              Payables ......................      (2,178,295)       1,106,381        1,004,139
              Income taxes payable ..........      (1,877,774)        (751,267)      (5,698,440)
              Accrued expenses ..............         915,670          631,633          483,275
                                                -------------    -------------    -------------
         Net cash flow provided by
              operating activities ..........      13,221,969       12,038,657        2,115,150
                                                -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ......................    (174,998,949)    (170,494,948)    (149,659,398)
     Leases repaid ..........................     126,529,122      107,648,633       92,312,814
     Proceeds from lease sales ..............       6,425,781
     Purchases of equipment .................      (1,127,445)        (735,302)        (643,538)
     Proceeds from sale of equipment ........       1,290,252
     Purchase of investments ................        (659,694)      (1,436,651)      (1,868,349)
     Proceeds from sale of investments ......               0          457,948          457,108
                                                -------------    -------------    -------------
         Net cash flow used
              in investing activities .......     (48,966,714)     (64,560,320)     (52,975,582)
                                                -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         lines of credit ....................     (10,000,000)      10,000,000       (7,000,000)
     Proceeds from notes payable ............      62,000,000       88,000,000      112,000,000
     Repayment of notes payable .............     (34,622,222)     (58,022,222)     (59,911,111)
     Repayment of capital lease .............         (46,968)
     Repayment of subordinated notes payable      (27,000,000)
     Proceeds from subordinated notes payable               0        6,500,000        2,500,000
     Net change in payable to Agway Inc. ....       2,329,735        1,899,885          783,543
     Proceeds from sale of debentures .......      16,084,200        4,462,000        3,712,000
     Proceeds from capital contribution .....      27,000,000
     Cash dividends paid ....................               0         (318,000)      (1,224,000)
                                                -------------    -------------    -------------
         Net cash flow provided by
           financing activities .............      35,744,745       52,521,663       50,860,432
                                                -------------    -------------    -------------

Net change in cash ..........................               0                0                0
Cash at beginning of year ...................               0                0                0
Cash at end of year .........................   $           0    $           0    $           0
                                                =============    =============    =============

     Cash paid during period for:
         Interest ...........................   $  19,927,395    $  16,983,499    $  13,143,190
         Taxes ..............................   $   4,729,205    $   5,941,459    $  12,844,639

    The accompanying notes are an integral part of the financial statements.

                                  TELMARK INC.
                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Operations
      Telmark Inc. ("The Company") is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. The Company is indirectly owned and controlled by Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Telmark is a direct wholly-owned subsidiary of Agway Holdings, Inc. ("Holdings"), a subsidiary of Agway. Telmark operates in 27 states including Alabama, Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin.

Cash and Equivalents
      The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leases
      Leases are made on a precomputation basis (finance charges included in the face amounts of the notes). Finance charges are taken into income using the interest method over the terms of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and loans which become past due greater than 120 days.

      Gains on lease sales are reduced for estimated future servicing fees and estimated losses under the recourse provisions of the sale (limited to 7.5% of the sale proceeds). Servicing amounts are amortized over the life of the sold leases.

Credit Losses
      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment of a lease is charged against the allowance for credit losses when determined to be uncollectible.

Investments
      Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Dividends on this stock are recorded as a reduction of interest expense and total $942,420, $635,298 and $848,810 for the years ended June 30, 1996, 1995 and 1994, respectively.

Impairment of Long Lived Assets
      In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be measured and recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on presently available estimates, there will be no effect when the Company adopts Statement 121 in the first quarter of fiscal 1997.

Origination Fees and Costs
      Fees received and direct costs incurred for the origination of leases and notes are deferred and amortized to interest income over the contractual lives of the instruments using the interest method, adjusted for estimated prepayment experience.

Equipment
      Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment.

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Advertising Costs
      The Company generally expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1996, 1995 and 1994, was approximately $607,500, $216,800, and $202,300.

Income Taxes
      The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax.
      The Company is included in a consolidated federal tax return filed by Agway Inc. Under the Agway/Telmark tax sharing agreement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis. The Company files a separate state tax return.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

      Net investment in leases and notes at June 30 are summarized as follows:


                                                      1996            1995
                                                  -------------   -------------

Leases and notes                                  $ 510,925,527   $ 451,840,085
Unearned interest and finance charges              (124,230,756)   (110,321,837)
Net deferred origination costs                        7,642,305       6,904,047
                                                  -------------   -------------
   Net investment                                   394,337,076     348,422,295
Allowance for credit losses                         (19,775,962)    (15,331,008)
                                                  -------------   -------------
                                                  $ 374,561,114   $ 333,091,287
                                                  =============   =============

Leases and notes as of June 30 were as follows:

                                                      1996            1995
                                                  -------------   -------------
Leases:
   Commercial and agricultural                    $ 505,563,322   $ 446,485,259
   Leasing to Agway Inc.
     and subsidiaries                                   591,255       2,894,265
                                                  -------------   -------------
                                                    506,154,577     449,379,524
Retail installment loans                              4,770,950       2,460,561
                                                  -------------   -------------
      Total leases and notes                      $ 510,925,527   $ 451,840,085
                                                  =============   =============

Included within the above is unguaranteed estimated residual values of leased property approximating $54,400,000 and $49,900,000 at June 30, 1996 and 1995,
respectively.

  Contractual maturities of leases and notes were as follows at June 30, 1996:

                                Leases                 Retail
                       Commercial      To Agway      Installment
                          and          Inc. and       Loans and
                      Agricultural   Subsidiaries   Miscellaneous      Total
                      ------------   ------------   -------------      -----

  1997                $157,352,862   $    210,034   $  1,935,054   $159,497,950
  1998                 123,148,522         92,047      1,268,764    124,509,333
  1999                  91,368,558         71,133        579,580     92,019,271
  2000                  56,072,787         66,144        354,612     56,493,543
  2001                  29,028,508         73,984        280,133     29,382,625
  Thereafter            48,592,085         77,913        352,807     49,022,805
                      ------------   ------------   ------------   ------------
    Totals            $505,563,322   $    591,255   $  4,770,950   $510,925,527
                      ============   ============   ============   ============

  Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                         1996           1995           1994
                                      -----------    -----------    -----------

  Balance, beginning of year          $15,331,008    $12,433,825    $12,080,376
  Provision charged to operations       7,000,000      6,812,695      5,926,253
  Charge-offs                          (4,611,546)    (6,104,708)    (6,471,583)
  Recoveries                            2,056,500      2,189,196        898,779
                                      -----------    -----------    -----------
     Balance, end of year             $19,775,962    $15,331,008    $12,433,825
                                      ===========    ===========    ===========

As of June 30, 1996 and 1995, the recognition of interest income was suspended on $2,890,791 and $3,814,034 respectively, of net leases and notes.

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. EQUIPMENT

      Equipment, at cost, including capital leases, consisted of the following at June 30:

      1996                                           Owned        Leased      Combined
      ----                                         ----------   ----------   ----------
      Office equipment .........................   $1,698,135   $  202,950   $1,901,085
      Other equipment ..........................       37,121       37,121
                                                   ----------   ----------   ----------
            Total ..............................    1,735,256      202,950    1,938,206
      Less accumulated depreciation
            and amortization ...................      825,796       50,738      876,534
                                                   ----------   ----------   ----------
                                                   $  909,460   $  152,212   $1,061,672
                                                   ==========   ==========   ==========

      1995
      ----
      Office equipment .........................   $1,375,569                $1,375,569
      Other equipment ..........................    1,370,282                 1,370,282
                                                   ----------                ----------
            Total ..............................    2,745,851                 2,745,851
      Less accumulated depreciation
            and amortization ...................    1,273,869                 1,273,869
                                                   ----------                ----------
                                                   $1,471,982                $1,471,982
                                                   ==========                ==========


4. INCOME TAXES

      The provision for income taxes consists of the following:

                                    1996         1995           1994
                                 ----------   -----------    -----------
           Currently payable:
               Federal ......   $ 1,998,193   $ 4,373,703    $ 5,832,371
               State ........       853,470       796,019      1,631,417
           Deferred .........     1,893,115      (929,732)    (3,338,207)
                                -----------   -----------    -----------

                                $ 4,744,778   $ 4,239,990    $ 4,125,581
                                ===========   ===========    ===========

The Company's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:

                                                     1996    1995     1994
                                                     ----    ----     ----

         Statutory federal income tax rate .....     34.0%   35.0%    35.0%

         Tax effects of:
             State taxes, net of federal benefit      6.7     7.2     10.1
             Adjustment of prior years accruals        .2     4.0      2.1
             Other items .......................       .4     (.5)     1.4
                                                     ----    ----     ----

         Effective income tax rate .............     41.3%   45.7%    48.6%
                                                     =====   =====    =====

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES (CONT.)

The components of the net deferred tax asset as of June 30 were as follows:

                                                    1996             1995
                                                -------------    -------------
      Deferred tax assets:
         Lease receivable reserves......        $   7,356,164    $   6,074,144
         Difference between book and
            tax treatment of leases.....            3,582,485        6,575,940
         Other reserves.................              717,038          558,142
         Other..........................              430,887          587,954
                                                -------------    -------------
            Total deferred tax assets.          $  12,086,574    $  13,796,180
                                                -------------    -------------

      Deferred tax liabilities:
         Other..........................              183,509                0
                                                -------------    -------------
            Net deferred tax asset....          $  11,903,065    $  13,796,180
                                                =============    =============


Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets.


5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT

      As of June 30, 1996, the Company had two separate credit facilities available from banks which allow the Company to borrow up to an aggregate of $204,000,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $4,000,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000,000 partially collateralized revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1996 under the short-term line of credit and the revolving term loan facility was $0 and $146,000,000, respectively.

      Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000,000 line of credit has been renewed through December 1996. The $200,000,000 revolving term agreement loan facility is available through February 1, 1997. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)

At June 30, term debt consisted of the following:

                                                                                       1996           1995
                                                                                   ------------   ------------
Notes payable to bank due in varying amount and
   dates through July 15, 2000 with interest
   ranging from 5.95% to 8.49% .................................................   $146,000,000   $ 94,000,000
Notes payable to insurance companies due in varying
   amount and dates through 2000 with interest
   ranging from 5.9% to 9.17% ..................................................    126,844,445    151,466,667
Capital lease payable in annual installments
   of $78,720 due in 1999 ......................................................        155,982              0
                                                                                   ------------   ------------
     Total Term Debt ...........................................................    273,000,427    245,466,667
Subordinated debentures due in varying amount
   and dates through 2000 with interest ranging
   from 6% to 8.5% .............................................................     24,258,200      8,174,000
Subordinated non-interest bearing notes payable to Holdings ....................              0     27,000,000
                                                                                   ------------   ------------
     Total Debt ................................................................   $297,258,627   $280,640,667
                                                                                   ============   ============

The notes payable to bank represents the portion of a $200,000,000 and $125,000,000 credit facility outstanding at June 30, 1996 and 1995, respectively. The notes are partially collateralized by the Company's investment in a cooperative bank having a book value of $10,038,421 and $9,378,727 at June 30, 1996 and 1995, respectively.

Pursuant to the debt agreements between the Company, Holdings and the insurance companies, Holdings guarantees it will advance funds (in the form of subordinated notes payable) or otherwise cause the Company to maintain its debt to equity ratio (as defined) at no greater than five to one. Holdings reserves the right to withdraw the advances whenever the Company's debt and borrowing ratios are lower than five to one, provided the withdrawal would not increase the ratios above five to one and the Company is not in default of any obligation.

The subordinated debentures represent the outstanding balance of registered debentures offered to and held by the general public. The debentures are unsecured and are subordinate to all senior debt of the Company.

On June 19, 1996, the Board of Directors of Telmark approved the repayment of $27,000,000 of indebtedness owned by Telmark to Holdings.

Based on a discounted cash flow calculation using current prevailing borrowing rates available to the Company for notes payable with similar terms and maturities, the fair value of the Company's outstanding term debt approximates it's carrying value at June 30, 1996 and 1995.

The aggregate amounts of notes payable and capital leases maturing after June 30, 1996 are as follows:

                                              Notes Payable
                                     ---------------------------------         Capital            Subordinated
     Fiscal Year Ending June 30,         Bank           Ins. Companies          Lease              Debentures             Total
                                     -------------      --------------       -------------        -------------       -------------
     1997                            $  43,000,000      $   45,122,222       $      78,720        $           0       $  88,200,942
     1998                               40,000,000          50,222,223              78,720           10,244,900         100,545,843
     1999                               23,000,000          23,500,000              19,680                    0          46,519,680
     2000                               36,000,000           4,000,000                   0           14,013,300          54,013,300
     2001                                4,000,000           4,000,000                   0                    0           8,000,000
     Thereafter                                  0                   0                   0                    0                   0
                                     -------------       -------------       -------------        -------------       -------------
                                     $ 146,000,000       $ 126,844,445       $     177,120        $  24,258,200       $ 297,279,765
     Imputed Interest                            0                   0             (21,138)                   0             (21,138)
                                     -------------       -------------       -------------        -------------       -------------
                                     $ 146,000,000       $ 126,844,445       $     155,982        $  24,258,200       $ 297,258,627
                                     =============       =============       =============        =============       =============

The Company has various loan covenants, of which the most restrictive is to maintain a tangible net worth of at least $32,000,000, and the debt to equity ratio (as defined) no greater than five to one. In addition, dividend distributions and restricted investments (as defined) made after December 31, 1994 are prohibited to the extent they exceed 50% of net income for the period beginning on January 1, 1995 through the date of determination, inclusive. As of June 30, 1996, $4,804,940 of retained earnings were free of this restriction.

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit retirement plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan expense, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs included in selling, general and administrative expense were approximately $820,000, $649,000, and $610,000 for the periods ended June 30, 1996, 1995 and
1994, respectively.

7.  RELATED PARTY TRANSACTIONS

Cash Management
- ---------------
In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. At June 30, 1996 and 1995, the payable to Agway Inc. includes approximately $4,897,000 and $2,187,000 respectively of checks drawn that have not yet cleared the banking system.

Inter-Company Transactions
- --------------------------
Selected amounts related to transactions with Agway Inc. and Subsidiaries are separately disclosed in the financial statements. Certain other transactions for the years ended June 30 with Agway Inc. and Subsidiaries were approximately:

 (Revenue) Expense                              1996        1995        1994
 -----------------                           ----------  ----------  ----------
 Interest and finance charges.............   $  (52,000) $ (259,000) $ (413,000)
 Administrative and general expense.......    1,828,000   3,034,000   2,852,000

Interest and finance charges are earned on equipment leases to Agway Inc. and subsidiaries. The administrative and general expense caption described above includes certain expenses incurred by Agway Inc. on behalf of the Company, including rent, data processing, personnel, legal, tax reporting, corporate management, treasury and auditing. A portion of these expenses were allocated to the Company and management believes the methodology used to allocate these expenses is reasonable.

On June 19, 1996, the Board of Directors of Agway Inc. approved a capital contribution of $27,000,000 from Holdings to Telmark. There were no other changes in paid in capital or common stock in the three years ended June 30, 1996.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1996 and 1995, approximated $14,800,000 and $27,600,000 respectively.

During 1994 and prior, the Company entered into lease sale contracts which contain limited recourse provisions which are limited to 7.5% of the sale proceeds. At June 30, 1996, the Company was contingently liable for approximately $2,000,000 under the limited recourse provisions. The Company includes this potential liability in establishing its allowance for credit losses.

LEGAL PROCEEDINGS

The Company is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its operations or financial condition.

                                  TELMARK INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.  FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit and collateral policies in making commitments as it does for on-balance sheet instruments.

10.  CONCENTRATIONS

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 75% of its leases directly related to production agriculture. At June 30, 1996, approximately 52% of the Company's net lease investment was in the states of Ohio, Pennsylvania, Michigan and New York. Adverse developments in any of these areas of concentration could affect operating results adversely.

The Company endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing charateristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase that portion of the debt which is not precisely matched to the characteristics of the portfolio and could lower the value of the Company's outstanding leases in the secondary market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Required.

ITEM 11.  EXECUTIVE COMPENSATION

          Not Required.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Not Required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Required.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                          PAGE
 (A) INDEX TO DOCUMENT LIST                                             LOCATION
                                                                        --------
     (1) FINANCIAL STATEMENTS
         Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8.
         (i)    Independent Auditor's Report...................................7
         (ii)   Balance Sheets, June 30, 1996 and 1995.........................8
         (iii)  Statements of  Income and Retained Earnings,
                for the years ended June 30, 1996, 1995, and 1994..............9
         (iv)   Statements of Cash Flow, for the years ended
                June 30, 1996, 1995, and 1994.................................10
         (v)    Notes to Financial Statements.................................11

     (2) FINANCIAL STATEMENT SCHEDULES

                Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     (3) THE FOLLOWING REQUIRED EXHIBITS ARE HEREBY INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REGISTRATION STATEMENTS FILED AS SPECIFIED.

         3 -    ARTICLES OF INCORPORATION
                3(a) - Certificate of Incorporation of Telmark Inc. dated
                       June 4, 1964, as amended September 8, 1964; January 15, 1975; and June 16, 1987, filed by reference to Exhibit 3 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22, 1993.

         4 - INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
                4(a) - The Indenture dated as of September 30, 1993, between
                       Telmark Inc. and OnBank & Trust Co. of Syracuse,
                       New York, Trustee, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22, 1993.
                4(b) - Telmark Inc. Board of Directors resolutions authorizing the issuance of Debentures under the Indenture dated as of June 21, 1995, filed by reference to Exhibit 4 of the post effective Amendment No. 1 to the Registration Statement (Form S-1), File No. 33-84442, dated August 28, 1995.

         10 -   MATERIAL CONTRACTS
                10(a)- The Agreement dated as of October 1, 1986 among
                       Agway Inc., Agway Financial Corporation, Telmark Inc., and Agway Holdings, Inc., as amended by Addendum to Agreement effective June 29, 1990, filed by reference to
                       Exhibit 10 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22, 1993.

     (3) THE FOLLOWING REQUIRED EXHIBIT IS HEREBY ATTACHED TO THIS ANNUAL REGISTRATION FORM 10-K BELOW:

         3 -    BY-LAWS
                3(a) - Bylaws of Telmark Inc. as Amended
                       September 19, 1995 ....................................22

 (B)     REPORT ON FORM 8-K
                No reports on Form 8-K for the three months ended June 30, 1996, have been filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TELMARK INC.
                                           (Registrant)


                                             By   DANIEL J. EDINGER
                                                  President
                                                  (Principal Executive Officer)

                                           Date   08/12/96

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   SIGNATURE                          TITLE                              DATE
   ---------                          -----                              ----



   DANIEL J. EDINGER          President                                 08/12/96
                               (Principal Executive Officer)



   PETER J. O'NEILL           Treasurer and Chairman of the Board       08/12/96
                              and Director
                               (Principal Financial Officer
                                & Principal Accounting Officer)



   SAMUEL F. MINOR            Director                                  08/12/96



   GARY K. VANSLYKE           Director                                  08/12/96



   WILLIAM W. YOUNG           Director                                  08/12/96



   STANLEY A. WEEKS           Director                                  08/12/96



   CHRISTIAN F. WOLFF, JR.    Director                                  08/12/96