Form 10-Q
period 1996-09-30
TELMARK INC /NY/
filed 1996-11-07
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the quarterly period ended September 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number    33-70732
                          --------

                                 TELMARK, INC.*
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                                                              16-0907546
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                      13214
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  315-449-7935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at November 1, 1996
------------------------------------      --------------------------------------
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

                                  TELMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Balance Sheets, September 30, 1996 and June 30, 1996....................................      3

          Condensed Statements of Income and Retained Earnings, for the three months ended
          September 30, 1996 and 1995.......................................................................      4

          Condensed Statements of Cash Flows for the three months ended
          September 30, 1996 and 1995.......................................................................      5

          Notes to Condensed Financial Statements...........................................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      9


SIGNATURES..................................................................................................     10

                          PART I. FINANCIAL INFORMATION

                                  TELMARK, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                          September 30,               June 30,
                                                                              1996                      1996
                                                                          ---------------------------------------
                                                                            (Unaudited)
Leases and notes.....................................................     $ 524,006,620            $ 510,925,527
Unearned interest and finance charges................................      (124,751,142)            (124,230,756)
Net deferred origination costs.......................................         7,595,964                7,642,305
                                                                          --------------           --------------
      Net investment.................................................       406,851,442              394,337,076
Allowance for credit losses.........................................        (21,363,567)             (19,775,962)
                                                                          --------------           --------------
      Leases and notes, net..........................................       385,487,875              374,561,114

Investments..........................................................        10,038,421               10,038,421
Equipment, net.......................................................         1,141,566                1,061,672
Deferred income taxes................................................        10,151,522               11,903,605
Other assets........................................................            584,185                  634,018
                                                                          --------------           --------------
   Total Assets                                                           $ 407,403,569            $ 398,198,290
                                                                          ==============           ==============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Borrowings under lines of credit.....................................     $ 160,200,000            $ 146,000,000
Term notes...........................................................       121,473,449              127,000,427
Subordinated debentures..............................................        26,529,800               24,258,200
Accounts payable.....................................................         4,345,678                4,645,459
Payable to Agway Inc.................................................         4,916,425                9,521,703
Income taxes payable to Agway Inc....................................         1,496,474                2,135,917
Accrued expenses, including interest of
      $6,626,406 - 1997 and $4,061,387 - 1996........................         8,314,401                6,122,135
                                                                          --------------           --------------

   Total Liabilities................................................        327,276,227              319,683,841
                                                                          --------------           --------------

Commitments & Contingencies.........................................

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares..........................           400,000                  400,000
Additional paid-in capital...........................................        31,600,000               31,600,000
Retained earnings....................................................        48,127,342               46,514,449
                                                                          --------------           --------------
                                                                             80,127,342               78,514,449
                                                                          --------------           --------------
                                                                          $ 407,403,569            $ 398,198,290
                                                                          ==============           ==============




            See accompanying notes to condensed financial statements.

                                  TELMARK, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)




                                                          1996               1995
                                                      -------------     --------------
Revenues:
      Interest and finance charges...................   $12,985,072        $11,227,862
      Other service fees and other income............       331,955            297,822
           Total revenues............................    13,317,027         11,525,684

Expenses:
      Interest Expense...............................     5,955,589          5,257,197
      Provision for credit losses....................     1,490,000          1,372,000
      Selling, general and administrative............     3,086,122          2,479,064
                                                      -------------     --------------
           Total expenses............................    10,531,711          9,108,261
                                                      -------------     --------------

           Income before income taxes................     2,785,316          2,417,423
Provision for income taxes...........................     1,172,423          1,020,498
           Net income................................     1,612,893          1,396,925

Retained earnings, beginning of period...............    46,514,449         39,757,615

Dividends to Parent..................................             0                  0
           Retained earnings, end of period..........   $48,127,342        $41,154,540
                                                      =============     ==============





            See accompanying notes to condensed financial statements.

                                  TELMARK INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                           Increase (Decrease) in Cash

                                                              1996           1995
                                                          ------------    ------------
NET CASH FLOW FROM OPERATING ACTIVITIES: ..............   $  6,267,172    $  6,185,540
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ................................    (39,714,409)    (33,888,875)
     Leases repaid ....................................     27,297,648      20,731,966
     Purchases of equipment ...........................       (189,755)       (277,072)
                                                          ------------    ------------
         Net cash flow used in investing activities ...    (12,606,516)    (13,433,981)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         lines of credit ..............................     14,200,000      10,500,000
     Repayment of notes payable .......................     (5,511,111)     (5,511,111)
     Repayment capital lease ..........................        (15,867)              0
     Net change payable to Agway Inc. .................     (4,605,278)       (628,448)
     Proceeds from sale of subordinated debentures ....      2,271,600       2,888,000
                                                          ------------    ------------
         Net cash flow provided by financing activities      6,339,344       7,248,441
                                                          ------------    ------------

         Net change in cash ...........................              0               0

Cash at beginning of year .............................              0               0
                                                          ------------    ------------

     Cash at end of year ..............................   $          0    $          0
                                                          ============    ============



            See accompanying notes to condensed financial statements.

                                  TELMARK, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.



     NOTE 2 - IMPAIRMENT OF LONG LIVED ASSETS

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be measured and recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 effective July 1, 1996, which had no effect on the Company's financial statements.

                                  TELMARK INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)


RESULTS OF OPERATIONS
---------------------
Total revenues for the first quarter of fiscal 1997 of $13,300, is an increase of 15.5% compared to the first quarter of the prior year. The Company's investment in net leases and notes of $385,500 increased by $10,900 (2.9%) during the three months ended September 30, 1996. The increased revenues were the result of a higher average net investment in leases during the first quarter as compared to the first quarter of the previous year.

Total expenses increased $1,400 (15.6%) for the first quarter compared to the prior year. Interest expense increased by $700 (13.3%) due to higher borrowings to support the increased investment in net leases and notes and higher interest rates on debt in the first quarter as compared to the first quarter in the prior year. Selling general and administrative expenses increased $600 (24.5%) due to additional expenses associated with the larger portfolio.

Net income was $1,600 in the first quarter as compared to $1,400 during the first quarter of the previous year. This represents an increase of $200 (15.5%) and was due primarily to the larger size of lease portfolio in the current year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has principally financed its operations, including the growth of its lease portfolio, through borrowing under its lines of credit, private placements of debt with institutional investors, sale of leases, principal collections on leases and cash provided from operations.

Cash flows from operating activities increased $100 (1.3%) to $6,300 in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Cash used in investing activities decreased $800 (6.2%) to $12,600 in the first quarter of 1997 due to increased principal repayments on leases of $6,600, being offset by a $5,800 increase in leases originated in the first quarter of fiscal 1997 as compared to the first quarter of the prior year. The cash utilized in investing activities was financed principally with net borrowings from financing activities of $6,300 for the current year compared to $7,200 for the first quarter of the previous year.

As of September 30, 1996, the Company had two separate lines of credit available from banks which allow the Company to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 1996, under the short-term line of credit and the revolving term loan facility was $4,000 and $156,200, respectively.

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. The $200,000 revolving term agreement loan facility is available through February 1, 1998. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TELMARK, INC.
                                  (REGISTRANT)


DATE  NOVEMBER 6, 1996            BY  /S/ DANIEL J. EDINGER, PRESIDENT
      ----------------              -------------------------------------------
                                  DANIEL J. EDINGER, PRESIDENT
                                  (PRINCIPAL EXECUTIVE OFFICER)



DATE  NOVEMBER 6, 1996            BY  /S/ PETER J. O'NEILL, TREASURER
      ----------------              -------------------------------------------
                                  PETER J. O'NEILL, TREASURER
                                  (PRINCIPAL ACCOUNTING OFFICER)