Form 10-Q
period 1996-12-31
TELMARK INC
filed 1997-02-04
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the quarterly period ended December 31, 1996
                               -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number    33-70732
                         ----------

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


                                  315-449-7935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at January 31, 1997
------------------------------------       -------------------------------------
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

                                  TELMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Balance Sheets, December 31, 1996 and June 30, 1996.....................................     3

          Condensed Statements of Income and Retained Earnings, for the three months and six months
          ended December 31, 1996 and 1995..................................................................     4

          Condensed Statements of Cash Flows for the six months ended
          December 31, 1996 and 1995........................................................................     5

          Notes to Condensed Financial Statements...........................................................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............     7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      8


SIGNATURES..................................................................................................      9

                          PART I. FINANCIAL INFORMATION

                                  TELMARK, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                          December 31,                June 30,
                                                                              1996                      1996
                                                                         ---------------          ---------------
                                                                           (Unaudited)
Leases and notes.....................................................      $ 539,752,367            $ 510,925,527
Unearned interest and finance charges................................       (130,524,899)            (124,230,756)
Net deferred origination costs.......................................          7,789,185                7,642,305
                                                                          --------------           --------------
      Net investment.................................................        417,016,653              394,337,076
Allowance for credit losses.........................................         (22,735,881)             (19,775,962)
                                                                          --------------           --------------
      Leases and notes, net..........................................        394,280,772              374,561,114

Investments..........................................................         10,038,421               10,038,421
Equipment, net.......................................................          1,255,879                1,061,672
Deferred income taxes................................................         13,879,739               11,903,605
Other assets........................................................             517,444                  634,018
                                                                          --------------           --------------
   Total Assets                                                           $  419,972,255            $ 398,198,290
                                                                          ==============           ==============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Borrowings under lines of credit.....................................      $ 168,000,000            $ 146,000,000
Term notes...........................................................        114,457,177              127,000,427
Subordinated debentures..............................................         29,172,936               24,258,200
Accounts payable.....................................................          5,703,766                4,645,459
Payable to Agway Inc.................................................          7,837,907                9,521,703
Income taxes payable to Agway Inc....................................          6,501,827                2,135,917
Accrued expenses, including interest of
      $4,340,355 and $4,061,387......................................          6,280,605                6,122,135
                                                                          --------------           --------------

   Total Liabilities................................................         337,954,218              319,683,841
                                                                          --------------           --------------

Commitments & Contingencies.........................................

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares..........................            400,000                  400,000
Additional paid-in capital...........................................         31,600,000               31,600,000
Retained earnings....................................................         50,018,037               46,514,449
                                                                         ---------------           --------------
                                                                              82,018,037               78,514,449
                                                                         ---------------           --------------
                                                                          $  419,972,255            $ 398,198,290
                                                                          ==============           ==============




            See accompanying notes to condensed financial statements.

                                  TELMARK, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                        Three months ended                  Six months ended
                                                            December 31,                      December 31,
                                                   -----------------------------     -----------------------------
                                                       1996             1995             1996             1995

                                                   -------------    ------------     -------------   -------------
Revenues:

      Interest and finance charges                   $13,787,806     $11,843,348       $26,772,878     $23,071,210
      Other service fees and other income                353,851         325,719           685,806         623,541
                                                   -------------    ------------     -------------   -------------

           Total revenues                             14,141,657      12,169,067        27,458,684      23,694,751
Expenses:

      Interest expense                                 5,981,297       5,158,590        11,936,886      10,415,787
      Provision for credit losses                      1,818,000       1,606,400         3,308,000       2,987,400
      Selling, general and administrative              3,085,254       2,476,674         6,171,376       4,955,738
                                                   -------------    ------------     -------------   -------------

           Total expenses                             10,884,551       9,241,664        21,416,262      18,349,925
                                                   -------------    ------------     -------------   -------------

           Income before income taxes                  3,257,106       2,927,403         6,042,422       5,344,826
Provision for income taxes                             1,366,411       1,192,338         2,538,834       2,212,836
                                                   -------------    ------------     -------------   -------------
           Net income                                  1,890,695       1,735,065         3,503,588       3,131,990
Retained earnings, beginning of period                48,127,341      41,154,540        46,514,448      39,757,615
                                                   -------------    ------------     -------------   -------------
      Retained earnings, end of period               $50,018,036     $42,889,605       $50,018,036     $42,889,605
                                                   =============    ============     =============   =============





            See accompanying notes to condensed financial statements.

                                  TELMARK INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                           Increase (Decrease) in Cash

                                                                                              SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                     ---------------------------------
                                                                                          1996               1995
                                                                                     --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES: .........................                       $   10,767,650     $    8,779,304
                                                                                     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated....................................                              (93,264,256)       (74,098,050)
     Leases repaid........................................                               70,236,598         60,840,678
     Purchases of equipment...............................                                 (427,682)          (349,575)
                                                                                     ---------------    --------------
         Net cash flow used
              in investing activities.....................                              (23,455,340)       (13,606,947)
                                                                                     ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         lines of credit..................................                               22,000,000         14,500,000
     Proceeds from notes payable..........................                                        0                  0
     Repayment of notes payable...........................                              (12,511,111)        (8,511,111)
     Proceeds from sale of debentures.....................                                4,914,736          7,675,941
     Repayment capital lease..............................                                  (32,139)                 0
     Net change payable to Agway Inc......................                               (1,687,690)        (8,837,187)
                                                                                     --------------     --------------
         Net cash flow provided by
           financing activities...........................                               12,687,690          4,827,643
                                                                                     --------------     --------------

         Net change in cash...............................                                        0                  0

Cash at beginning of year.................................                                        0                  0
                                                                                     --------------     --------------

     Cash at end of year..................................                           $            0     $            0
                                                                                     ==============     ==============






            See accompanying notes to condensed financial statements.

                                  TELMARK, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and notes thereto included in the annual report on form 10-K for the year ended June 30, 1996.

     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                                  TELMARK INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS
---------------------
Total revenues of $14,100 for the three months and $27,500 for the six-months ended December 31, 1996 increased 16.2% and 15.9%, respectively, as compared to the corresponding period in the prior year. The Company's net investment increased by $22,700 (5.8%) to $417,000 for the six-month period ended December 31, 1996, as compared to an increase of $12,700 (3.6%) to $361,100 for the corresponding period in the prior year. Increased revenues were the result of higher average net investment and higher revenue rates associated with the current period leases compared to the leases written in the corresponding prior periods.

Total expenses increased $1,600 (17.8%) for the three months and $3,100 (16.7%) for the six-months ended December 31, 1996 as compared to the corresponding periods in the prior year. The increase in expenses was attributable to increased interest expense and selling, general and administrative expenses, and provision for credit losses. Interest expense for the three months increased by $800 and $1,500 for the six months due to a larger average net investment and slightly higher interest rates on new and replacement debt. Selling, general and administrative expenses increased $600 (24.6%) for the three months and $1,200 (24.5%) for the six-month period to date compared to the corresponding periods of the prior year due primarily to additional salaries and wages, and increases in contract data processing, travel and rent expenses. The provision for credit losses increased by $200 for the three months and $300 for the six-months due to an increase in the size of the lease portfolio.

Net income for the three months was $1,900, an increase of $200 (9.0%) from the corresponding period in the prior year. For the six-months ended December 31, 1996, net income was $3,500, an increase of $400 (11.9%) from the corresponding period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has financed its operations, including the growth of its lease portfolio, principally through borrowing under its lines of credit, private placements of debt with institutional investors, sale of leases, principal collections on leases and cash provided from operations.

Cash flows from operating activities increased $2,000 (22.7%) to $10,800 in the first six months of fiscal 1997 compared to the first six months of fiscal 1996. Cash used in investing activities increased $9,800 (72.4%) in the first six months of 1997 due to increased lease originations of $19,200, being partly offset by a $9,400 increase in principal repayments on leases in the first six months of fiscal 1997 as compared to the first six months of the prior year. The cash utilized in investing activities was financed with net borrowings from financing activities of $12,700 for the current year compared to $4,800 for the first six months of the previous year.

As of December 31, 1996, the Company had two separate lines of credit available from banks which allow the Company to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of December 31, 1996 under the short-term line of credit and the revolving term loan facility was $4,000 and $164,000, respectively.

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 31, 1997. The $200,000 revolving term agreement loan facility is available through February 1, 1998. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TELMARK, INC.
                                  (REGISTRANT)


DATE   JANUARY 31, 1997           BY  /S/ DANIEL J. EDINGER, PRESIDENT
      ------------------              --------------------------------
                                  DANIEL J. EDINGER, PRESIDENT
                                  (PRINCIPAL EXECUTIVE OFFICER)



DATE   JANUARY 31, 1997           BY  /S/ PETER J. O'NEILL, TREASURER
      ------------------              --------------------------------
                                  PETER J. O'NEILL, TREASURER
                                  (PRINCIPAL ACCOUNTING OFFICER)