Form 10-Q
period 1997-03-31
TELMARK INC
filed 1997-04-30
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 1997
                               --------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934
For the transition period from                          to
                               ------------------------    ------------

Commission file number    33-70732
                       --------------

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


                                  315-449-7935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                            Outstanding at March 31, 1997
---------------------------------------            -----------------------------
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

                                  TELMARK, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)

          Condensed Balance Sheets as of March 31, 1997 and June 30, 1996...................................      3

          Condensed Statements of Income and Retained Earnings, for the three and nine months ended
          March 31, 1997 and 1996...........................................................................      4

          Condensed Statements of Cash Flows for the nine months ended
          March 31, 1997 and 1996...........................................................................      5

          Notes to Condensed Financial Statements...........................................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      8


SIGNATURES..................................................................................................      9

                          PART I. FINANCIAL INFORMATION

                                  TELMARK, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                March 31,        June 30,
                                                                  1997            1996
                                                           ----------------   --------------
                                                              (Unaudited)
Leases and notes .........................................   $ 567,419,010    $ 510,925,527
Unearned interest and finance charges ....................    (139,918,506)    (124,230,756)
Net deferred origination costs ...........................       8,268,302        7,642,305
                                                             -------------    -------------
      Net investment .....................................     435,768,806      394,337,076
Allowance for credit losses ..............................     (23,665,589)     (19,775,962)
                                                             -------------    -------------
      Leases and notes, net ..............................     412,103,217      374,561,114
Investments ..............................................      10,807,417       10,038,421
Equipment, net ...........................................       1,152,455        1,061,672
Deferred income taxes ....................................      13,927,609       11,903,065
Other assets .............................................         490,620          634,018
                                                             -------------    -------------
                                                             $ 438,481,318    $ 398,198,290
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Borrowings under lines of credit .........................   $ 189,400,000    $ 146,000,000
Term notes ...............................................     111,329,379      127,000,427
Subordinated debentures ..................................      30,750,844       24,258,200
Accounts payable .........................................       6,724,614        4,645,459
Payable to Agway Inc. ....................................       3,880,122        9,521,703
Income taxes payable to Agway Inc. .......................       2,394,595        2,135,917
Accrued expenses, including interest of
      $6,658,324 - 1997 and $4,061,387 - 1996 ............       9,696,944        6,122,135
                                                             -------------    -------------
                                                               354,176,498      319,683,841
                                                             -------------    -------------
Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares ..............         400,000          400,000
Additional paid-in capital ...............................      31,600,000       31,600,000
Retained earnings ........................................      52,304,820       46,514,449
                                                             -------------    -------------
                                                                84,304,820       78,514,449
                                                             -------------    -------------
                                                             $ 438,481,318    $ 398,198,290
                                                             =============    =============









            See accompanying notes to condensed financial statements.

                                  TELMARK, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)




                                              Three months ended           Nine months ended
                                                    March 31,                   March 31,
                                            -------------------------   -------------------------
                                                1997         1996          1997          1996
                                            -----------   -----------   -----------   -----------

Revenues:

      Interest and finance charges          $13,875,143   $11,654,364   $40,648,021   $34,725,574
      Other service fees and other income       414,528       397,152     1,100,334     1,020,693
                                            -----------   -----------   -----------   -----------

         Total revenues                      14,289,671    12,051,516    41,748,355    35,746,267
Expenses:

      Interest expense                        4,957,751     4,386,748    16,894,637    14,802,535
      Provision for credit losses             2,095,000     1,636,000     5,403,000     4,614,400
      Selling, general and administrative     3,491,977     2,794,521     9,663,353     7,750,259
                                            -----------   -----------   -----------   -----------

         Total expenses                      10,544,728     8,817,269    31,960,990    27,167,194
                                            -----------   -----------   -----------   -----------

         Income before income taxes           3,744,943     3,234,247     9,787,365     8,579,073
Provision for income taxes                    1,458,159     1,298,700     3,996,993     3,511,536
                                            -----------   -----------   -----------   -----------
         Net Income                           2,286,784     1,935,547     5,790,372     5,067,537
Retained earnings, beginning of period       50,018,036    42,889,605    46,514,448    39,757,615
                                            -----------   -----------   -----------   -----------
         Retained earnings, end of period    52,304,820    44,825,152    52,304,820    44,825,152
                                            ===========   ===========   ===========   ===========





            See accompanying notes to condensed financial statements.

                                  TELMARK INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           Increase (Decrease) in Cash



                                                                 Nine months ended
                                                                      March 31,
                                                            ------------------------------
                                                                1997             1996
                                                            -------------    -------------

CASH FLOW FROM OPERATING ACTIVITIES .....................   $  15,600,134    $  16,123,269
                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Leases originated ................................    (152,616,854)    (114,399,196)
       Leases repaid ....................................     109,671,751       92,484,460
       Purchases of equipment ...........................        (466,050)        (974,566)
       Purchases of investments .........................        (768,996)        (659,694)
                                                            -------------    -------------

           Net cash flow used in investing activities ...     (44,180,149)     (23,548,996)
                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in borrowings under lines of credit ...      43,400,000        8,000,000
       Repayment of notes payable .......................     (15,622,223)     (11,622,222)
       Net change payable to Agway Inc. .................      (5,641,581)        (444,563)
       Proceeds from sale of debentures .................       6,492,644       11,492,512
       Repayment of capital lease .......................         (48,825)               0
                                                            -------------    -------------

           Net cash flow provided by financing activities      28,580,015        7,425,727
                                                            -------------    -------------

           Net change in cash ...........................               0                0

Cash at beginning of year ...............................               0                0
                                                            -------------    -------------

           Cash at end of year ..........................   $           0    $           0
                                                            =============    =============



            See accompanying notes to condensed financial statements.

                                  TELMARK INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


       NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
       considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and notes thereto included in the annual report on form 10-K for the year ended June 30, 1996.

       Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

       NOTE 2 - Private Placement

       On April 23, 1997, the Company completed a private placement of debt. The Company issued $38,000,000 of senior notes. The notes were issued at par with equal semi annual payments beginning 4 years from date of issuance and the final payment due 7 years from date of issuance. Interest on the debt is payable semi annually at the rate of 7.64% per annum. Proceeds of the notes were used to pay down debt under the Company's lines of credit.

       NOTE 3 - Support Agreement

       As of April 30, 1997, the "Support Agreement," dated October 1, 1986 among the Company, Agway Financial Corporation and/or Agway Holdings, Inc., as amended June 29, 1990 was terminated. Under the Agreement, Holdings had previously guaranteed it would advance funds to the Company to maintain its debt to equity ratio at no greater than 5 to 1.

                                  TELMARK INC.
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)


RESULTS OF OPERATIONS
---------------------
Total revenues for the third quarter of 1997 increased by $2,200 (18.6%) to $14,300 compared to the third quarter of the prior year, and increased by $6,000 (16.8%) to $41,700 for the nine month period ended March 31, 1997 as compared to the corresponding period in the prior year due primarily to higher investment in leases and notes. The Company's net investment in leases and notes increased by $18,800 (4.5%) in the third quarter of 1997 and $41,400 (10.5%) for the nine months ended March 31, 1997 to $435,800, as compared to the corresponding periods in the prior year.

Total expenses increased $1,700 (19.6%) to $10,500 for the third quarter of 1997 and $4,800 (17.7%) to $32,000 for the nine months ended March 31, 1997 as compared to the corresponding periods in the prior year. The increase in expenses is primarily attributable to increases in interest expense and selling, general and administrative expenses. Interest expense increased $600 (13.0%) to $5,000 for the third quarter of 1997 and by $2,100 (14.1%) to $16,900 for the nine months ended March 31, 1997 as compared to the corresponding periods in the prior year. The Company's higher average levels of interest bearing debt in both the third quarter and nine months ended March 31, 1997 as compared to the corresponding periods in the previous year, is the primary reason for these increases in interest expense. The increase in interest expense is partially offset by a larger patronage refund from a cooperative bank. The refund was $1,100 in the third quarter of 1997 compared to a refund of $900 in the third quarter of the prior year. Selling, general and administrative expenses increased $700 (25.0%) to $3,500 for the third quarter of 1997 and increased $1,900 (24.7%) to $9,700 for the nine months ended March 31, 1997 as compared to the corresponding periods of the prior year. These increases are attributable to increased sales incentives and payroll costs required to manage the larger portfolio as compared to the corresponding periods in the prior year.

The provision for credit losses increased $500 (28.1%) to $2,100 in the third quarter and $800 (17.1%) to $5,400 for the nine months ended March 31, 1997 as compared to the corresponding periods in the prior year due to an increase in the size of the lease portfolio.

Income from operations for the third quarter of 1997 was $3,700, which was an increase of $500 (15.8%) over the third quarter of the prior year, and income from operations for the nine months ended March 31, 1997 was $9,800, which was an increase of $1,200 (14.1%) compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has financed its operations, including the growth of its lease portfolio, principally through borrowing under its lines of credit, private placements of debt with institutional investors, sale of leases, principal collections on leases and cash provided from operations.

Cash flows from operating activities decreased $500 (3.2%) to $15,600 in the nine months ended March 31, 1997 as compared to the corresponding period in the prior year. Cash used in investing activities increased $20,600 (87.6%) to $44,200 in the nine months ended March 31, 1997 due to an increase in lease originations of $38,200 (33.4%), which was partially offset by a $17,200 (18.6%) increase in principal repayments on leases in the nine months ended March 31, 1997 as compared to the first nine months of the prior year. The cash utilized in investing activities in the nine months ended March 31, 1997 was financed with net borrowings from financing activities of $28,600 as compared to $7,400 for the first nine months of the previous year.

As of March 31, 1997, the Company had two separate lines of credit available from banks which allow the Company to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 1997 under the short-term line of credit and the revolving term loan facility was $4,000 and $185,400, respectively. On April 23, 1997, the Company completed a private placement of debt totaling $38,000. Proceeds of the notes were used to pay down debt under the Company's lines of credit.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TELMARK, INC.
                                              (REGISTRANT)


DATE      APRIL 30, 1997                  BY    /S/ DANIEL J. EDINGER
       --------------------                   ----------------------------------
                                               DANIEL J. EDINGER, PRESIDENT
                                               (PRINCIPAL EXECUTIVE OFFICER)



DATE      APRIL 30, 1997                  BY    /S/ PETER J. O'NEILL, TREASURER
       --------------------                   ----------------------------------
                                               PETER J. O'NEILL, TREASURER
                                               (PRINCIPAL ACCOUNTING OFFICER)