Form 10-K405
period 1997-06-30
TELMARK INC
filed 1997-08-22
CIK 914028

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                         FORM 10-K
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1997
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
         Commission file number 33-70732

                                  TELMARK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                             16-0907546
    (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

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
                                       X
                                     -----  -----
                                      Yes     No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  OF PART  III OF THIS  FORM  10-K OR ANY
AMENDMENT TO THIS FORM 10-K.       X
                                 -----

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AUGUST 22, 1997.
                                      ZERO

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                             OUTSTANDING AT AUGUST 22, 1997
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

      PAGE 1 OF 21. EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 20.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1997
                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS-REFERENCE SHEET





                                     PART I

                                                                           Page
Item 1. & 2.      Business and Properties..................................   3
Item 3.           Legal Proceedings........................................   4
Item 4.           Not Required


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                    Stockholder Matters....................................   5
Item 6.           Not Required
Item 7.           Management's Discussion and Analysis of
                    Results of Operations..................................   5
Item 8.           Financial Statements.....................................   6
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.................  18


                                    PART III

Item 10.                   Not Required
Item 11.                   Not Required
Item 12.                   Not Required
Item 13.                   Not Required


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K................................  20

                  Signatures...............................................  21

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

The Company's operations are comprised almost exclusively of direct finance leasing of agricultural related equipment, vehicles and buildings to farmers or other rural businesses that serve the agricultural marketplace (herein, "customers" or "lessees"). The Company's leases offer customers an alternative to directly purchasing or borrowing to purchase as a means of acquiring the use of equipment, vehicles or buildings. Telmark has branded its leasing service as Agrilease(R) and TFS(SM), and the Company highlights its service-oriented approach in its advertisements and product brochures. Telmark offers a variety of lease financing packages, with varying payment schedules on a monthly, quarterly, semiannual or annual basis, depending on the expected timing of customer cash flows and customer credit quality and the customer's individual preferences.

With a direct finance lease the customers have use of the leased property over a specified term for a periodic rental charge: i.e. the lease payment. Lease payments are made in advance of the period and typically the equivalent of two monthly payments are required in advance at the outset of the lease to provide Telmark with some protection in the event of default. Most of the direct finance leases offered by Telmark are for a period which does not exceed its estimate of the useful life of the equipment, vehicle, or the building leased. Equipment leases are typically offered for a period of 3 to 6 years, and generally do not exceed eight years. Building leases are typically offered for longer terms
(e.g., 5 to 10 years) than for equipment leases, up to maximum terms of 15 years. As of June 30, 1997, the Company's outstanding leases had an average original term of approximately 5 years and average remaining term of less than 4 years.

Generally, the lessee selects the supplier of the equipment or other property to be leased and the Company is not responsible for its suitability, performance, life, or any other characteristics. The Company's primary responsibility is to buy the property from the supplier, lease it to the lessee, and collect the lease payments, although in certain circumstances it has agreed to indemnify lessees in the event that certain unintended and adverse tax consequences to such lessee arise in connection with the relevant lease. While Telmark's liability, if any, under such arrangements cannot be predicted with any certainty, it views the likelihood of such liability as remote and believes that the net effect of such liability, if any, would be immaterial. Telmark also offers financing through specific equipment manufacturer programs. The lessee assumes all obligations of insurance, repairs, maintenance, service, and property taxes, while Telmark retains title to the leased property. At the expiration of the direct finance lease term, the lessee has an option to (i) purchase the leased property, (ii) renew the lease, or (iii) return the leased property to the Company. Historically, 95% of the Company's lease transactions, the lessee has purchased the leased property or equipment upon termination of the lease.

Bankruptcies, contract disputes, or defaults by lessees could result in the non-payment of amounts due to the Company under its leases. The ultimate collectibility of amounts due under its leases is directly dependent upon the credit practices employed by Telmark and the creditworthiness of the lessees under the individual leases comprising its portfolio. Despite current credit practices and the existence of financial reserves to anticipate the potential impact of default or nonpayment of leases, there are other factors that could significantly impact the Company's lease collection experience and its earnings. These factors include: (i) changes in general economic conditions; (ii) changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely effect the level of income of customers of the Company; (iii) adverse weather-related conditions that negatively impact the agricultural productivity and income of customers of the Company; and (iv) oversupply of, or reduced demand for, agricultural commodities produced by customers of the Company.

ITEM 1. & 2.      BUSINESS AND PROPERTIES (CONT.)

Credit approvals are made based on the total amount of leases outstanding to the customer. Lending authority is assigned to members of management depending on position, training, and experience. The Board of Directors must approve all lease amounts exceeding $1 million. Potential lessees undergo a thorough credit approval process after a Telmark field representative completes a financial application. In order to protect its investment, Telmark retains title to the equipment or building leased. In addition, Telmark sometimes obtains a second lien on the real estate owned by the farmer or lessee as collateral for payments under a building lease. Telmark maintains monthly delinquency reports which monitor leases that have been delinquent for over 30 days, and non-earning leases. Generally, accounts past due at least 120 days, as well as accounts in foreclosure or bankruptcy, are transferred to non-earning status. The potential losses from non-earning leases are generally mitigated by the ability of the Company to repossess leased property and to foreclose on other property in which the Company has been granted a security interest.

The Company realizes most of its net earnings (profits) to the extent that revenues from its leases exceeds the Company's operating expenses and income taxes. The Company's "revenue" from a lease is the sum of all payments due under the lease plus the residual value of the leased property, less the cost of purchasing the leased property. "Operating expenses" include interest expense, provision for credit losses (the dollar amount the Company sets aside to cover its estimated losses should a lessee fail to make required payments under a lease), and selling, general and administrative expenses, including the Company's payroll costs, rent, advertising costs and fees paid for credit checking and legal and accounting services. "Interest expense" is the single largest operating cost of the Company and is primarily the interest it must pay on the amounts borrowed by the Company from banks and other investors to finance its leases.

The Company leases all of the office space it uses from Agway. It does not own any of the real property it uses for office facilities.

During 1997, Telmark formed TFS Limited and Telmark Lease Funding Corp. I, wholly owned subsidiaries of Telmark Inc. TFS Limited is a Canadian Corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding Corp. I is a New York Corporation that was established solely to enable a lease securitization financing entered into during 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

All of the common stock of Telmark is indirectly owned by Agway. There is no public market for such stock and none is expected to develop. During the years ended June 30, 1997, and 1996, Telmark declared no dividends with respect to its common stock. Under a loan covenant, dividends are prohibited to the extent they exceed 75% of net income for the period beginning on January 1, 1997, through the date of determination, inclusive. As of June 30, 1997, $3,291,000 of retained earnings were free of this restriction.


ITEM 6.  SELECTED FINANCIAL DATA

Not required.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996. Telmark's net income increased by $1.1 million (16.8%) from $6.8 million in 1996 to $7.9 million in 1997. The increase is principally due to a larger outstanding portfolio of leases during the year.

Revenue  is  recognized  over  the  term of the  Company's  outstanding  leases.
Increases in the lease portfolio resulting from new booked volume of $223.1 million in 1997 and $175.0 million in 1996 exceeded lease reductions from collection and net bad debt expense of $151.9 million and $133.5 million in 1997 and 1996, respectively. The increase in new booked volume in excess of collections and bad debt provisions has the effect of increasing total revenues. Total revenues of $56.9 million in 1997 represents an increase of $8.3 million (17.1%) as compared to $48.6 million in 1996. The increase is attributable in part to $71.2 million (19.0%) increase in net leases and notes during 1997 as compared to 1996. Interest and finance charges, as a percentage of average net leases and notes, increased slightly from 12.9% in 1996 to 13.0% in 1997. During the same period, the average cost of interest paid on debt remained unchanged at 7.5%.

Selling, general, and administrative expenses of $12.5 million in 1997 increased by $2.7 million (27.4%) compared to $9.8 million in 1996. Those increases were primarily the result of additional personnel, incentives paid relating to the additional new business booked, and advertising. Other administrative expenses remained low due to tight expense control. While the average cost of interest paid on debt remained unchanged, interest expense of $23.5 million in 1997 represents an increase of $3.2 million (15.7%) compared to $20.3 million in 1996, due to increased borrowings required to finance the growth of the lease portfolio.

The provision for credit losses of $7.9 million in 1997 represents an increase of $0.9 million (13.5%) compared to $7 million in 1996. This increase is based on the Company's analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is determined by a periodic review of the lease portfolio, including analysis of delinquent accounts, current economic conditions, estimated residual values, and creditworthiness of customers. Reserves are established at a level sufficient to cover estimated losses in the portfolio. The basis for the amount of reserves is a comprehensive review of all large and non-earning accounts and a quantitative and qualitative review of the entire portfolio based on prior experience. During 1996 and 1997, the general economy remained strong and the total value of non-earning accounts was reduced from $2.9 million in 1996 to $2.7 million in 1997. However, management believes that it was prudent to increase the level of reserve to approximately $24.0 million because of the increase in the size of the overall lease portfolio over the prior year. Accordingly, the provision for credit losses increased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY
The Company has principally financed its operations and financing for new leases through repayment of existing leases and other operating cash flow, borrowings under lines of credit, private placements of debt with institutional investors, sale of debentures to the public, sale of leases, and lease-backed asset securitization. Cash flows from operations were $16.0 million, $13.2 million, and $12.0 million for 1997, 1996, and 1995 respectively. Other cash used in investing was generated from financing activities. Management conducts ongoing discussions and negotiations with existing and potential lenders for its future financing needs. See footnote 5 to the Consolidated Financial Statements "Borrowing under Lines of Credit and Term Debt."


ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGES
                                                                                                              -----
TELMARK INC. AND CONSOLIDATED SUBSIDIARIES:
         Report of Independent Accountants....................................................................    7

         Consolidated Balance Sheets, June 30, 1997 and 1996..................................................    8

         Consolidated Statements of Income and Retained Earnings,
                  for the years ended June 30, 1997, 1996 and 1995............................................    9

         Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1997, 1996 and 1995........   10

         Notes to Consolidated Financial Statements...........................................................   11

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Telmark Inc.:

We have audited the accompanying balance sheets of TELMARK INC. (a wholly-owned subsidiary of Agway Holdings, Inc.) and Consolidated Subsidiaries as of June 30, 1997 and 1996, and the related Consolidated statements of income and retained earnings and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financing statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telmark Inc. and Consolidated Subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.






                                                        COOPERS & LYBRAND L.L.P.

Syracuse, New York
August 8, 1997

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996


                                     ASSETS

                                                                                    1997           1996
                                                                                ------------   ------------
Leases and notes, net........................................................   $445,769,893   $374,561,114
Investments..................................................................     10,807,417     10,038,421
Equipment, net...............................................................      1,055,377      1,061,672
Deferred income taxes........................................................     10,643,896     11,903,065
Income taxes prepaid to Agway Inc............................................        979,599              0
Other assets.................................................................        937,120        634,018
                                                                                ------------   ------------

Total Assets.................................................................   $470,193,302   $398,198,290
                                                                                ============   ============


                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                     1997          1996
                                                                                ------------   ------------

Borrowings under lines of credit and term debt..............................    $339,482,406   $273,000,427
Subordinated Debentures.....................................................      31,043,938     24,258,200
Accounts payable............................................................       4,398,757      4,645,459
Payable to Agway Inc........................................................         712,678      9,521,703
Income taxes payable to Agway Inc...........................................               0      2,135,917
Accrued expenses, including interest of
      $4,785,997 - 1997 and $4,061,387 - 1996 ..............................       8,149,485      6,122,135
                                                                                ------------   ------------


Total Liabilities...........................................................     383,787,264    319,683,841
                                                                                ------------   ------------

Commitments & Contingencies

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares.................................         400,000        400,000
Additional paid-in capital..................................................      31,600,000     31,600,000
Retained earnings...........................................................      54,406,038     46,514,449
                                                                                ------------   ------------

Total Shareholder's Equity..................................................      86,406,038     78,514,449
                                                                                ------------   ------------
                                                                                $470,193,302   $398,198,290
                                                                                ============   ============




The accompanying notes are an integral part of the consolidated financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                FISCAL YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                               1997          1996           1995
                                            -----------   -----------   ------------

Revenues:
     Interest and finance charges........   $55,450,925   $47,241,547   $40,668,073
     Other service fees and other income.     1,492,165     1,385,011     1,273,999
                                            -----------   -----------   ------------

         Total revenues..................    56,943,090    48,626,558    41,942,072
                                            -----------   -----------   ------------

Expenses:
     Interest expense....................    23,485,503    20,305,365    17,674,736
     Provision for credit losses.........     7,947,000     7,000,000     6,812,695
     Selling, general and administrative     12,507,095     9,819,581     8,182,331
                                            -----------   -----------   ------------

         Total expenses..................    43,939,598    37,124,946    32,669,762
                                            -----------   -----------   ------------

         Income before income taxes......    13,003,492    11,501,612     9,272,310

Provision for income taxes...............     5,111,903     4,744,778     4,239,990
                                            -----------   ------------  ------------




         Net income......................     7,891,589     6,756,834     5,032,320


Retained earnings, beginning of year.....    46,514,449    39,757,615    35,043,295


Dividends to parent .....................             0             0      (318,000)
                                            ------------  -----------   ------------


Retained Earnings, End of Year...........   $54,406,038   $46,514,449   $39,757,615
                                            ===========   ===========   ============




     The accompanying notes are an integral part of the consolidated financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                           Increase (Decrease) in Cash

                                                     1997             1996              1995
                                                --------------   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................   $   7,891,589    $   6,756,834    $   5,032,320
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization ......         529,016          450,453          256,992
         Deferred taxes .....................       1,259,169        1,893,115         (929,732)
         Patronage refund received in stock .        (768,996)        (659,694)      (1,436,651)
         Provision for doubtful accounts ....       7,947,000        7,000,000        6,812,695
         Changes in assets and liabilities:
              Other assets ..................        (303,100)         261,966         (120,365)
              Payables ......................        (246,702)      (2,178,295)       1,106,381
              Income taxes payable ..........      (3,115,516)      (1,877,774)        (751,267)
              Accrued expenses ..............       2,027,350          915,670          631,633
                                                --------------   --------------   --------------
         Net cash flow provided by
              operating activities ..........      15,219,810       12,562,275       10,602,006
                                                --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ......................    (223,061,417)    (174,998,949)    (170,494,948)
     Leases repaid ..........................     143,905,638      126,529,122      107,648,633
     Purchases of equipment .................        (522,723)      (1,127,445)        (735,302)
     Proceeds from sale of equipment ........               0        1,290,252                0
     Proceeds from sale of investments ......               0                0          457,948
                                                --------------   --------------   --------------
         Net cash flow used
              in investing activities .......     (79,678,502)     (48,307,020)     (63,123,669)
                                                --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable ............     155,844,442       52,000,000       98,000,000
     Repayment of notes payable .............     (89,296,526)      34,622,222)     (58,022,222)
     Repayment of capital lease .............         (65,937)         (46,968)               0
     Repayment of subordinated notes payable                0      (27,000,000)               0
     Proceeds from subordinated notes payable               0                0        6,500,000
     Net change in payable to Agway Inc. ....      (8,809,025)       2,329,735        1,899,885
     Proceeds from sale of debentures .......       6,785,738       16,084,200        4,462,000
     Proceeds from capital contribution .....               0       27,000,000                0
     Cash dividends paid ....................               0                0         (318,000)
                                                --------------   --------------   --------------
         Net cash flow provided by
                financing activities ........      64,458,692       35,744,745       52,521,663
                                                --------------   --------------   --------------

Net change in cash ..........................               0                0                0
Cash at beginning of year ...................               0                0                0
Cash at end of year .........................   $           0    $           0    $           0
                                                ==============   ==============   ==============

     Cash paid during period for:
         Interest ...........................   $  22,760,893    $  19,927,395    $  16,983,499
         Taxes ..............................   $   6,968,250    $   4,729,205    $   5,941,459

     The accompanying notes are an integral part of the consolidated financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Operations
      Telmark Inc. ("The Company") is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. The Company is indirectly owned and controlled by Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Telmark is a direct wholly-owned subsidiary of Agway Holdings, Inc. ("Holdings"), a subsidiary of Agway. Telmark operates throughout the continental United States and the Company's field representatives serve customers in 27 states including Alabama, Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin.

Basis of Consolidation
      The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Equivalents
      The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash accounts amounting to $716,553 at June 30, 1997 related to securitized leases are held in segregated cash accounts pending distribution to the lease-backed note holders and are restricted in their use.

Lease Accounting
      Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned interest and finance charges. Unearned interest and finance charges represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of June 30, 1997, and 1996, the recognition of interest income was suspended on leases and notes totaling $2,735,128 and $2,890,781, respectively.

      Gains on lease sales are reduced for estimated future servicing fees and estimated losses under the recourse provisions of the sale (limited to 7.5% of the sale proceeds). Servicing amounts are amortized over the life of the sold leases.

      Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. Initial direct costs incurred were $5,353,850, $4,747,801, and $4,931,842 for the years ended June 30, 1997, 1996, and 1995, respectively.

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible.

      Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), effective for the Company on January 1,1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company has applied SFAS 125 to securitization transactions occurring after January 1, 1997. The effect of adopting SFAS 125 has not had a material effect on the Company's results of operation, financial position or liquidity.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT )

Investments
      Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Dividends on this stock are recorded as a reduction of interest expense and totalled $1,098,566, $942,420, and $635,298 for the years ended June 30, 1997, 1996, and 1995, respectively.

Impairment of Long Lived Assets
      In the first quarter of fiscal 1997, the Company adopted Financial Accounting Standards, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be measured and recorded on long-lived assets, whether these assets are held for disposal or used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There was no effect when the Company adopted Statement 121.

Equipment
      Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment.

Advertising Costs
      The Company generally expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1997, 1996, and 1995, was approximately $829,300, $607,500, and $216,800.

Income Taxes
      The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax.
      The Company is included in a consolidated federal tax return filed by Agway Inc.. Under the Agway/Telmark tax sharing agreement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to the Company as appropriate on an interim basis. The Company files separate state tax returns.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

   Leases and notes as of June 30 were as follows:

                                               1997             1996
                                          -------------    -------------
Leases:
Commercial and agricultural               $ 596,390,764    $ 505,563,322
Leasing to Agway Inc.
  and subsidiaries                              459,886          591,255
                                          -------------    -------------
                                            596,850,650      506,154,577
Retail installment loans                     16,681,989        4,770,950
                                          -------------    -------------
Total leases and notes                    $ 613,532,639    $ 510,925,527
                                          =============    =============

Net investment in leases and notes at June 30 are summarized as follows:

                                               1997             1996
                                          -------------     ------------

Leases and notes                          $ 613,532,639    $ 510,925,527
Unearned interest and finance charges      (152,590,770)    (124,230,756)
Net deferred origination costs                8,841,537        7,642,305
                                          -------------    -------------
Net investment                              469,783,406      394,337,076
Allowance for credit losses                 (24,013,513)     (19,775,962)
                                          -------------    -------------
     Leases and notes, net                $ 445,769,893    $ 374,561,114
                                          =============    =============

Included within the above leases and notes is unguaranteed estimated residual values of leased property approximating $63,670,000 and $54,400,000 at June 30, 1997, and 1996, respectively.

Contractual maturities of leases and notes were as follows at June 30, 1997:

                           Leases             Retail
               Commercial       To Agway    Installment
                  and           Inc. and     Loans and
              Agricultural    Subsidiaries  Miscellaneous    Total
             --------------   ------------  -------------  -------------
1998         $ 179,984,150    $   149,847   $  6,920,106   $187,054,103
1999           142,994,545         72,888      4,887,623    147,955,056
2000           103,631,449         72,888      2,609,697    106,314,034
2001            65,440,095         80,728      1,603,304     67,124,127
2002            37,657,099         50,878        553,666     38,261,643
Thereafter      66,683,426         32,657        107,593     66,823,676
             --------------   ------------  -------------  -------------
  Totals     $ 596,390,764    $   459,886   $ 16,681,989   $613,532,639
             ==============   ============  =============  =============

Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                     1997          1996           1995
                                 -----------    -----------    -----------

Balance, beginning of year       $19,775,962    $15,331,008    $12,433,825
Provision for credit losses
     charged to operations         7,947,000      7,000,000      6,812,695
Charge-offs                       (5,480,557)    (4,611,546)    (6,104,708)
Recoveries                         1,771,108      2,056,500      2,189,196
                                 -----------    -----------    -----------
     Balance, end of year        $24,013,513    $19,775,962    $15,331,008
                                 ===========   ============   ============

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. EQUIPMENT

      Equipment, at cost, including capital leases, consisted of the following at June 30:

      1997                                               Owned         Leased       Combined
      ----                                           ------------    ----------   -------------

      Office and other equipment.................    $  2,016,769   $   202,950   $   2,219,719
      Less accumulated depreciation
              and amortization...................       1,045,954       118,388       1,164,342
                                                     ------------    ----------   -------------
                                                     $    970,815   $    84,562   $   1,055,377
                                                     ============   ===========   =============


      1996
      ----
      Office and other equipment.................    $  1,735,256   $   202,950   $   1,938,206
      Less accumulated depreciation
              and amortization...................         825,796        50,738         876,534
                                                     ------------   -----------   -------------
                                                     $    909,460   $   152,212   $   1,061,672
                                                     ============   ===========   =============

4. INCOME TAXES

      The provision for income taxes consists of the following:


                                                  1997              1996             1995
                                               -------------    -------------    ------------
           Currently payable:
                Federal..................      $   3,214,446    $   1,998,193    $  4,373,703
                State....................            638,288          853,470         796,019
           Deferred......................          1,259,169        1,893,115        (929,732)
                                               -------------    -------------    ------------

                                               $   5,111,903     $  4,744,778    $  4,239,990
                                               =============     =============   ============


The Company's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:

                                                           1997    1996    1995
                                                           -----   -----   -----

           Statutory federal income tax rate ........      34.0%   34.0%   35.0%

           Tax effects of:
               State taxes, net of federal benefit          5.4     6.7     7.2
               Adjustment of prior years accruals          ( .5)     .2     4.0
               Other items...........................        .4      .4    ( .5)
                                                           -----   -----   -----

           Effective income tax rate ................      39.3%   41.3%   45.7%
                                                           =====   =====   =====

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES (CONT.)

The components of the net deferred tax asset as of June 30 were as follows:

                                                 1997              1996
                                            -------------     -------------
      Deferred tax assets:
         Lease receivable reserves......    $   9,514,153     $   7,356,164
         Difference between book and
            tax treatment of leases.....                0         3,582,485
         Other reserves.................          812,939           717,038
         Alternative minimum tax
            credit carry forward........        1,117,817                 0
         Other..........................          469,370           430,887
                                            -------------     -------------
            Total deferred tax assets          11,914,279        12,086,574
                                            -------------     -------------

      Deferred tax liabilities:
         Difference between book and
            tax treatment of leases....         1,086,874                 0
         Other..........................          183,509           183,509
                                            -------------     -------------
            Total deferred tax liabilities      1,270,383           183,509
                                            -------------     -------------
            Net deferred tax asset          $  10,643,896     $  11,903,065
                                            =============     =============


Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At June 30, 1997 the Company's federal AMT credit can be carried forward indefinitely.


5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT

As of June 30, 1997, the Company had two separate credit facilities available from banks which allow the Company to borrow up to an aggregate of $204,000,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $4,000,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000,000 partially collateralized revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1997, under the short-term line of credit and the revolving term loan facility was $4,000,000 and $190,900,000, respectively.

On May 28, 1997, the Company, through a newly created wholly owned special purpose subsidiary, Telmark Lease Funding Corp. I, issued $23,998,609 of Class A lease-backed notes and $1,945,833 of Class B lease-backed notes to three insurance companies. The subsidiary pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. The notes are collateralized by 1,165 leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further secured by the residual values of these leases. Final scheduled maturity of the notes is December 15, 2004.

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000,000 line of credit has been renewed through December 1997. The $200,000,000 revolving term agreement loan facility is available through February 1, 1998. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)

At June 30, term debt consisted of the following:

                                                                        1997           1996
                                                                    -------------  --------------
Notes payable to banks due in varying amount and dates through
   July 15, 2000 with interest ranging from 5.95% to 8.40%........  $194,900,000   $146,000,000
Unsecured notes payable to insurance companies due in varying amount and dates through May 15, 2004, with interest
   ranging from 5.90% to 8.88%....................................   119,722,223    126,844,445
Lease-backed notes payable to insurance companies in varying amounts and dates through December 15, 2004, with interest
   rates ranging from 6.58% to 7.01%..............................    24,770,138              0
Capital lease payable in annual installments of $78,720
   due in 1999....................................................        90,045        155,982
                                                                    ------------   -------------
     Total Term Debt..............................................   339,482,406    273,000,427
Subordinated debentures due in varying amount and dates through
   March 31, 2002, with interest ranging from 6.00% to 8.50%......    31,043,938     24,258,200
                                                                    ------------   ------------
     Total Debt...................................................  $370,526,344   $297,258,627
                                                                    ============   ============

     The notes payable to banks represents the portion outstanding of the amount available under two credit facilities $204,000,000 outstanding at June 30, 1997, and 1996, respectively. The notes are partially collateralized by the Company's investment in a cooperative bank having a book value of $10,807,417 and $10,038,421 at June 30, 1997, and 1996, respectively. The subordinated debentures represent the outstanding balance of registered debentures offered to and held by the general public. The debentures are unsecured and are subordinate to all senior debt of the Company. The carrying amounts and estimated fair values of the Company's significant financial instruments held for purposes other than trading at June 30, 1997 and 1996, were as follows:

                                                        1997                    1996
                                           --------------------------   -------------------------
                                             CARRYING       FAIR        CARRYING         FAIR
                                              AMOUNT        VALUE        AMOUNT          VALUE
                                              ------        -----        ------          -----
Liabilities:
Long-Term Debt (excluding capital leases)  $339,392,361  $344,972,085  $272,844,445  $274,016,881
Subordinated Debentures                      31,043,937    30,946,003    24,258,200    24,105,602


The aggregate amounts of notes payable, capital leases, and Subordinated Debentures maturing after June 30, 1997, are as follows:


                                           Notes Payable
                                  ------------------------------       Capital      Subordinated
     Fiscal Year Ending June 30,      Bank        Ins. Companies        Lease        Debentures          Total
                                  ------------    --------------    ------------    ------------    ------------
     1998                         $ 74,900,000    $   58,125,583    $     78,720    $ 11,018,895    $144,123,198
     1999                           73,000,000        30,603,023          19,680               0     103,622,703
     2000                           43,000,000         9,477,105               0      17,007,280      69,484,385
     2001                            4,000,000        16,754,460               0               0      20,754,460
     2002                                    0        10,461,593               0       3,017,763      13,479,356
     Thereafter                              0        19,070,597               0               0      19,070,597
                                  ------------    --------------    ------------    ------------    ------------
                                   194,900,000       144,492,361          98,400      31,043,938     370,534,699
     Imputed Interest                        0                 0          (8,355)              0          (8,355)
                                  ------------    --------------    -------------   ------------    ------------
                                  $194,900,000    $  144,492,361    $     90,045    $ 31,043,938    $370,526,344
                                  ============    ==============    =============   ============    ============

The Company has various loan covenants, of which the most restrictive is to maintain a tangible net worth of at least $70,000,000, and the debt to equity ratio (as defined) no greater than five to one. In addition, dividend distributions and restricted investments (as defined) made after January 1, 1997, are prohibited to the extent they exceed 75% of net income for the period beginning on January 1, 1997, through the date of determination, inclusive. As of June 30, 1997, $3,291,000 of retained earnings were free of this restriction.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit retirement plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs for those plans included in selling, general and administrative expense were approximately $1,189,000, $820,000, and $649,000 for the periods ended June 30, 1997, 1996, and 1995, respectively.

7.  RELATED PARTY TRANSACTIONS

Cash Management
In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. is dependant on the timing of deposits and the drawing of checks.

     Inter-Company Transactions Selected amounts related to transactions with Agway Inc. and Subsidiaries are separately disclosed in the financial statements. Certain other transactions for the years ended June 30 with Agway Inc. and Subsidiaries were approximately:

(Revenue) Expense                             1997          1996         1995
-----------------                         -----------   -----------   ----------

Interest and finance charges............. $  (38,000)   $  (52,000)  $ (259,000)
Administrative and general expense.......  1,780,000     1,828,000    3,034,000

Interest and finance charges are earned on equipment leases to Agway Inc. and subsidiaries. The administrative and general expense caption described above includes certain shared expenses incurred by Agway Inc. on behalf of the Company, including the corporate insurance program, information services, payroll and accounts payable administration and facilities management. These expenses were allocated to the Company and management believes the methodology used is reasonable.

In 1996, the Board of Directors of Agway approved a Capital contribution of $27,000,000 from Holdings to Telmark. There were no other changes in paid in Capital or Common Stock in the three years ended June 30, 1997.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1997, and 1996, approximated $12,900,000 and $14,800,000, respectively.

During 1994 and prior, the Company entered into lease sale contracts which contain limited recourse provisions which are limited to 7.5% of the sale proceeds. At June 30, 1997, the Company was contingently liable for approximately $2,000,000 under the limited recourse provisions. The Company includes this potential liability in establishing its allowance for credit losses.

LEGAL PROCEEDINGS

The Company is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial position or liquidity.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

YEAR 2000

The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant; the financial impact to the Company has not been and is not anticipated to be material to its results of operations, financial position, or liquidity.

9.  FINANCIAL INSTRUMENTS

Off Balance-Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of non-performance by the other party to the financial instrument, the Company's credit risk is limited to the amount of Telmark's commitment to extend credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit and collateral policies in making commitments as it does for on-balance sheet instruments.

Market Risk

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 75% of its leases directly related to production agriculture. At June 30, 1997, approximately 49% of the Company's net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could affect operating results adversely.

The Company endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase that portion of the debt which is not precisely matched to the characteristics of the portfolio and could lower the value of the Company's outstanding leases in the secondary market.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not Required.

ITEM 11.  EXECUTIVE COMPENSATION

          Not Required.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Not Required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Required.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                       PAGE
(A)  INDEX TO DOCUMENT LIST                                          LOCATION
                                                                     --------
     (1) FINANCIAL STATEMENTS
         Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8.
         (i)   Report of Independent Accountants............................7
         (ii)  Consolidated Balance Sheets, June 30, 1997 and 1996..........8
         (iii) Consolidated Statements of  Income and Retained Earnings,
               for the years ended June 30, 1997, 1996, and 1995............9
         (iv)  Consolidated Statements of Cash Flow,
               for the years ended June 30, 1997, 1996, and 1995...........10
         (v)   Notes to the Consolidated Financial Statements..............11

     (2) FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     (3) THE FOLLOWING REQUIRED EXHIBITS ARE HEREBY INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REGISTRATION STATEMENTS FILED AS SPECIFIED.

         3 -   ARTICLES OF INCORPORATION
               3(a) - Certificate  of  Incorporation  of Telmark Inc.  dated
                      June 4, 1964, as amended September 8, 1964; January 15, 1975; and June 16, 1987, filed by reference to Exhibit 3 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22, 1993.
               BY-LAWS
               3(b) - By-laws of Telmark Inc. as amended September 19, 1995, filed by reference to Exhibit 3 of the Registration Statement (Form 10-K) dated August 23, 1996.

         4 - INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
               4(a) - The Indenture dated as of September 30, 1993, between
                      Telmark Inc. and OnBank & Trust Co. of Syracuse,
                      New York, Trustee, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22, 1993.
               4(b) - Telmark Inc. Board of Directors resolutions dated as of June 21, 1995, authorizing the issuance of Debentures under the Indenture filed by reference to
                      Exhibit 4 of the post effective Amendment No. 1 to the Registration Statement (Form S-1), File No. 33-84442, dated August 28, 1995.

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

(B)  REPORT ON FORM 8-K
            No reports on Form 8-K for the three months ended June 30, 1997, have been filed.

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

                                          Date  8/22/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   SIGNATURE                         TITLE                                DATE
   ---------                         -----                                ----


   DANIEL J. EDINGER               President                            8/22/97
                                    (Principal Executive Officer)



   PETER J. O'NEILL           Treasurer and Chairman of the Board       8/22/97
                              and Director
                                (Principal Financial Officer
                                 & Principal Accounting Officer)



   SAMUEL F. MINOR            Director                                  8/22/97



   GARY K. VANSLYKE           Director                                  8/22/97



   WILLIAM W. YOUNG           Director                                  8/22/97



   STANLEY A. WEEKS           Director                                  8/22/97



   CHRISTIAN F. WOLFF, JR.    Director                                  8/22/97