Form 10-Q
period 1997-09-30
TELMARK INC
filed 1997-10-31
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the quarterly period ended September 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the transition period from            to
                               ----------    ----------
Commission file number    33-70732
                       --------------

                                  TELMARK INC.*
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
Yes X   No
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at October 31, 1997
---------------------------------------   --------------------------------------
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

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, September 30, 1997 and June 30, 1997.......................      3

          Condensed Consolidated Statements of Income and Retained Earnings, for the three months ended
          September 30, 1997 and 1996.......................................................................      4

          Condensed Consolidated Statements of Cash Flows for the three months ended
          September 30, 1997 and 1996.......................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      8


SIGNATURES..................................................................................................      9

                          PART I. FINANCIAL INFORMATION

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                            September 30,        June 30,
                                                                 1997              1997

                                                             -------------    -------------
                                                                         (Unaudited)
Leases and notes .........................................   $ 638,266,118    $ 613,532,639
Unearned interest and finance charges ....................    (154,406,474)    (152,590,770)
Net deferred origination costs ...........................       8,857,589        8,841,537
                                                             -------------    -------------
      Net investment .....................................     492,717,233      469,783,406
Allowance for credit losses ..............................     (25,457,956)     (24,013,513)
                                                             -------------    -------------
      Leases and notes, net ..............................     467,259,277      445,769,893

Investments ..............................................      10,807,417       10,807,417
Equipment, net ...........................................       1,024,646        1,055,377
Deferred income taxes ....................................       8,327,803       10,643,896
Income taxes prepaid to Agway Inc. .......................       2,098,502          979,599
Other assets .............................................         904,581          937,120
                                                             -------------    -------------
   Total Assets ..........................................   $ 490,422,226    $ 470,193,302
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Borrowings under lines of credit and term debt ...........     348,981,943      339,482,406
Subordinated debentures ..................................      31,656,584       31,043,938
Accounts payable .........................................       3,674,123        4,398,757
Payable to Agway Inc. ....................................       7,481,248          712,678
Accrued expenses, including interest of
      $8,217,979 - 1998 and $4,785,997 - 1997 ............      10,454,193        8,149,485
                                                             -------------    -------------

   Total Liabilities .....................................     402,248,091      383,787,264
                                                             -------------    -------------

Commitments & Contingencies ..............................

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares ..............         400,000          400,000
Additional paid-in capital ...............................      31,600,000       31,600,000
Retained earnings ........................................      56,174,135       54,406,038
                                                             -------------    -------------
                                                                88,174,135       86,406,038
                                                             -------------    -------------
                                                             $ 490,422,226    $ 470,193,302
                                                             =============    =============


            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)





                                                          1997               1996
                                                      -------------     --------------

Revenues:
      Interest and finance charges...................   $15,411,214        $12,985,072
      Other service fees and other income............       350,616            331,955
                                                      -------------     --------------
           Total revenues............................    15,761,830         13,317,027

Expenses:
      Interest Expense...............................     7,049,156          5,955,589
      Provision for credit losses....................     1,516,000          1,490,000
      Selling, general and administrative............     4,038,439          3,086,122
                                                      -------------     --------------
           Total expenses............................    12,603,595         10,531,711
                                                      -------------     --------------

           Income before income taxes................     3,158,235          2,785,316
Provision for income taxes...........................     1,390,138          1,172,423
                                                      -------------     --------------
           Net income................................     1,768,097          1,612,893

Retained earnings, beginning of period...............    54,406,038         46,514,449
                                                      -------------     --------------
           Retained earnings, end of period..........   $56,174,135        $48,127,342
                                                      =============     ==============

            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                           Increase (Decrease) in Cash

                                                               1997           1996
                                                          -------------   ------------


NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES: .......   $  6,231,642    $  6,267,172
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ................................    (60,869,343)    (46,484,561)
     Leases repaid ....................................     37,863,959      34,067,800
     Proceeds from lease sales
     Purchases of equipment ...........................       (107,011)       (189,755)
                                                          ------------    ------------
         Net cash flow used in investing activities ...    (23,112,395)    (12,606,516)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable ......................     30,100,000      25,200,000
     Repayment of notes payable .......................    (20,582,914)    (16,511,111)
     Repayment capital lease ..........................        (17,549)        (15,867)
     Net change payable to Agway Inc. .................      6,768,570      (4,605,278)
     Proceeds from sale of debentures .................        612,646       2,271,600
                                                          ------------    ------------

         Net cash flow provided by financing activities     16,880,753       6,339,344
                                                          ------------    ------------

         Net change in cash ...........................              0               0

Cash at beginning of year .............................              0               0
                                                          ------------    ------------

         Cash at end of year ..........................   $          0    $          0
                                                          ============    ============



            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.


     NOTE 2 - CASH MANAGEMENT

     In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. is dependant on the timing of deposits and the drawing of checks.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS
---------------------
Total revenues for the first quarter of 1998 increased by $2,400 (18.4%) to $15,800 compared to the first quarter of the prior year due primarily to higher investment in leases and notes. The Company's net investment in leases and notes increased by $22,900 (4.9%) in the first quarter of 1998 to $492,700, as compared to the corresponding period in the prior year.

Total expenses increased $2,100 (19.7%) to $12,600 for the first quarter of 1998 as compared to the corresponding period in the prior year. The increase in expenses is primarily attributable to increases in interest expense and selling, general and administrative expenses. Interest expense increased $1,100 (18.4%) to $7,000 for the first quarter of 1998 as compared to the corresponding period in the prior year. The Company's higher average levels of interest bearing debt in the first quarter as compared to the corresponding period in the previous year, is the primary reason for these increases in interest expense. Selling, general and administrative expenses increased $1,000 (30.9%) to $4,000 for the first quarter of 1998 as compared to the corresponding period of the prior year. These increases are attributable to increased sales incentives and payroll costs required to manage the larger portfolio as compared to the corresponding period in the prior year.

The provision for credit losses increased slightly to $1,500 in the first quarter as compared to the corresponding period in the prior year due to an increase in the size of the lease portfolio.

Income from operations for the first quarter of 1998 was $1,800, which was an increase of $200 (9.6%) over the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has financed its operations, including the growth of its lease portfolio, principally through borrowing under its lines of credit, private placements of debt with institutional investors, sale of debentures to the public, sale of leases, lease-backed asset securitization, principal collections on leases and cash provided from operations.

Cash flows from operating activities of $6,200 in the three months ended September 30, 1997 is comparable to the corresponding period in the prior year. Cash used in investing activities increased $10,500 (83.3%) to $23,100 in the three months ended September 30, 1997 as compared to the first quarter of the prior year is due to an increase in lease originations of $14,400 (30.9%), which increase was partially offset by an increase of $3,800 (11.1%) in principal repayments on leases in the three months ended September 30, 1997 as compared to the first three months of the prior year. The cash utilized in investing activities in the three months ended September 30, 1997 was financed with net borrowings from financing activities of $16,900 as compared to $6,300 for the first three months of the previous year.

As of September 30, 1997, the Company had two separate lines of credit available from banks which allow the Company to borrow up to an aggregate of $257,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $7,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $250,000 revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The $7,000 line was increased from $4,000 on August 19, 1997 and the $250,000 line was increased from $200,000 on September 22, 1997. The total amount outstanding as of September 30, 1997 under the short-term line of credit and the revolving term loan facility was $7,000 and $200,000, respectively.

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $7,000 line of credit has been renewed through December 31, 1997. The $250,000 revolving term agreement loan facility is available through July 31, 1998. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TELMARK, INC.
                                                     (REGISTRANT)


DATE     OCTOBER 31, 1997                   BY  /S/ DANIEL J. EDINGER, PRESIDENT
      -------------------------                ---------------------------------
                                               DANIEL J. EDINGER, PRESIDENT
                                               (PRINCIPAL EXECUTIVE OFFICER)



DATE     OCTOBER 31, 1997                   BY  /S/ PETER J. O'NEILL, TREASURER
      -------------------------                 --------------------------------
                                                PETER J. O'NEILL, TREASURER
                                                (PRINCIPAL ACCOUNTING OFFICER)