Form 10-Q
period 1997-12-31
TELMARK INC
filed 1998-02-11
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the quarterly period ended December 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from                          to
                               ------------------------    --------------------

Commission file number    33-70732


                                  TELMARK INC.*
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                                                              16-0907546
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                      13214
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


                  Class                      Outstanding at January 30, 1998
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

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, December 31, 1997 and June 30, 1997........................      3

          Condensed Consolidated Statements of Income and Retained Earnings, for the three months and
          six months ended December 31, 1997 and 1996.......................................................      4

          Condensed Consolidated Statements of Cash Flows for the six months ended
          December 31, 1997 and 1996........................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      8


SIGNATURES..................................................................................................      9

                          PART I. FINANCIAL INFORMATION

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                              December 31,        June 30,
                                                                                  1997              1997
                                                                             ---------------  ---------------
                                                                             (Unaudited)

Restricted Cash ...........................................................   $     946,920    $     716,553

Leases and notes ..........................................................     642,846,452      613,532,639
Unearned interest and finance charges .....................................    (161,024,764)    (152,590,770)
Net deferred origination costs ............................................       8,992,959        8,841,537
      Net investment ......................................................     490,814,647      469,783,406
Allowance for credit losses ...............................................     (27,165,472)     (24,013,513)
      Leases and notes, net ...............................................     463,649,175      445,769,893

Investments ...............................................................      10,841,174       10,807,417
Equipment, net ............................................................         976,746        1,055,377
Deferred income taxes .....................................................      12,720,339       10,643,896
Other assets ..............................................................         979,681          937,120
                                                                              -------------    -------------
   Total Assets ...........................................................   $ 490,114,035    $ 469,930,256
                                                                              =============    =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Borrowings under lines of credit and term debt ............................     345,570,813      339,482,406
Subordinated debentures ...................................................      37,262,344       31,043,938
Accounts payable ..........................................................       5,206,557        4,398,757
Net payable to Agway Inc. .................................................       3,917,531          449,632
Accrued expenses, including interest of
      $5,044,125 - December 31 and $4,785,997 - June 30 ...................       7,994,971        8,149,485
                                                                              -------------    -------------

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares ...............................         400,000          400,000
Additional paid-in capital ................................................      31,600,000       31,600,000
Retained earnings .........................................................      58,161,819       54,406,038
                                                                              -------------    -------------

Total Shareholder's Equity ................................................      90,161,819       86,406,038
                                                                              -------------    -------------
      Total Liability & Shareholder's Equity ..............................   $ 490,114,035    $ 469,930,256
                                                                              =============    =============


            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)



                                              Three months ended            Six months ended
                                                 December 31,                  December 31,
                                             -----------------------   -------------------------
                                              1997          1996          1997          1996
                                           -----------   -----------   -----------   -----------
Revenues:
     Interest and Finance charges ......   $15,967,704   $13,787,806   $31,378,918   $26,772,878
     Other service fees and other income       378,746       353,851       729,362       685,806
                                           -----------   -----------   -----------   -----------
         Total revenues ................    16,346,450    14,141,657    32,108,280    27,458,684
Expenses:
     Interest expense ..................     7,097,975     5,981,297    14,147,131    11,936,886
     Provision for credit losses .......     1,900,000     1,818,000     3,416,000     3,308,000
     Selling, general and administrative     3,843,791     3,085,254     7,882,230     6,171,376
                                           -----------   -----------   -----------   -----------
     Total expenses ....................    12,841,766    10,884,551    25,445,361    21,416,262
                                           -----------   -----------   -----------   -----------

     Income before income taxes ........     3,504,684     3,257,106     6,662,919     6,042,422
Provision for income taxes .............     1,517,000     1,366,411     2,907,138     2,538,834
                                           -----------   -----------   -----------   -----------
     Net income ........................     1,987,684     1,890,695     3,755,781     3,503,588
Retained earnings, beginning of period .    56,174,135    48,127,341    54,406,038    46,514,448
                                           -----------   -----------   -----------   -----------
     Retained earnings, end of period ..   $58,161,819   $50,018,036   $58,161,819   $50,018,036
                                           ===========   ===========   ===========   ===========




            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           Increase (Decrease) in Cash


                                                SIX MONTHS ENDED
                                                  DECEMBER 31,
                                        ------------------------------
                                            1997               1996
                                        -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES:    $  10,616,395    $  10,767,650
                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ..............    (116,557,357)    (104,701,919)
     Leases repaid ..................      95,262,075       81,674,261
     Purchases of equipment .........        (201,978)        (427,682)
     Purchases of investments .......         (33,757)               0
                                        -------------    -------------
         Net cash flow used
              in investing activities     (21,531,017)     (23,455,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         lines of credit ............     (21,200,000)      22,000,000
     Proceeds from notes payable ....      60,000,000                0
     Repayment of notes payable .....     (32,676,046)     (12,511,111)
     Proceeds from sale of debentures       6,218,406        4,914,736
     Repayment capital lease ........         (35,547)         (32,139)
     Net change payable to Agway Inc.      (1,161,824)      (1,683,796)
     Net change in Restricted Cash ..        (230,367)               0
                                        -------------    -------------
         Net cash flow provided by
           financing activities .....      10,914,622       12,687,690
                                        -------------    -------------

         Net change in cash .........               0                0

Cash at beginning of year ...........               0                0

     Cash at end of year ............   $           0    $           0
                                        =============    =============


            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.


     NOTE 2 - CASH AND EQUIVALENTS

     The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash accounts, amounting to $946,920 at December 31, 1997 as compared to $716,553 at June 30, 1997, related to securitized leases are held in segregated cash accounts pending distribution to the lease-backed note holders and are restricted in their use.


     NOTE 3 - CASH MANAGEMENT

     In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance in the Net Payable to Agway Inc. is dependent on the timing of deposits and the drawing of checks.


     NOTE 4 - LOAN COVENANT VIOLATION

     In conjunction with a recent private placement offering, the Company ascertained that it was in technical violation of certain covenants in existing loan agreements specific to debt issuances by subsidiaries and assets pledged as collateral. The Company received all necessary permanent waivers in relation to these violations prior to December 31, 1997.

                                   TELMARK INC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS

Total revenues of $16,300 for the three months and $32,100 for the six-months ended December 31, 1997 increased $2,200 (15.6%) and $4,600 (16.9%), respectively, as compared to the corresponding period in the prior year. The Company's net investment in leases and notes increased by $21,000 (4.5%) to $490,800 for the six-month period ended December 31, 1997, as compared to an increase of $22,700 (5.8%) to $417,000 for the corresponding period in the prior year. Increased revenues were the result of higher average net investment.

Total expenses increased $2,000 (18.0%) for the three months and $4,000 (18.8%) for the six-months ended December 31, 1997 as compared to the corresponding periods in the prior year. The increase in expenses was attributable to increased interest expense and selling, general and administrative expenses, and the provision for credit losses. Interest expense for the three months increased by $1,100 (18.7%) and $2,200 (18.5%) for the six months ended December 31, 1997 as compared to the corresponding periods in the prior year, due to a larger amount of debt required to finance the larger average net investment. Selling, general and administrative expenses increased $800 (24.6%) for the three month period and $1,700 (27.7%) for the six-month period ended December 31, 1997 as compared to the corresponding periods of the prior year, due primarily to additional salaries and wages, and slight increases in contract data processing, travel and telephone. The provision for credit losses increased by $100 (4.5%) for the three months and $100 (3.3%) for the six-months ended December 31, 1997 as compared to the corresponding periods in the prior year, due to an increase in the size of the lease portfolio.

Net income for the three months ended December 31, 1997 was $2,000, an increase of $100 from the corresponding period in the prior year. For the six-months ended December 31, 1997, net income was $3,800, an increase of $300 (7.2%) from the corresponding period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations, including the growth of its lease portfolio, principally through borrowing under its lines of credit, private placements of debt with institutional investors, sale of debentures to the public, sale of leases, lease-backed asset securitization, principal collections on leases and cash provided from operations.

Cash flows from operating activities decreased $200 (1.4%) to $10,600 in the six months ended December 31, 1997 as compared to the corresponding periods in the prior year. Cash used in investing activities decreased $1,900 (8.2%) in the first six months of fiscal year 1998 due to increased lease originations of $11,900, being more than offset by a $13,600 increase in principal repayments on leases in the first six months of fiscal year 1998 as compared to the first six months of fiscal year 1997. Net borrowings from financing activities of $10,900 for the current year is a $1,800 (14.0%) decrease as compared to $12,700 for the first six months of 1997.

As of December 31, 1997, the Company had two separate lines of credit available from banks which allow the Company to borrow up to an aggregate of $257,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $7,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $250,000 revolving term loan facility from a cooperative bank permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The revolving term loan is partially collateralized by stock of the cooperative bank. The total amount outstanding as of December 31, 1997 under the short-term line of credit and the revolving term loan facility were $7,000 and $166,700, respectively. The total amount outstanding as of June 30, 1997 under the short-term line of credit and the revolving term loan facility were $4,000 and $190,900 respectively.

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $7,000 line of credit has been renewed through December 31, 1998. The $250,000 revolving term loan facility is available through February 1, 1999.

                                   TELMARK INC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)


At December 31, 1997, Telmark had balances outstanding on unsecured senior notes from private placements totaling $151,600 as compared to $119,700 June 30, 1997. Through a private placement in December 1997, $60,000 of senior notes were issued. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by Telmark. As noted in Note 3 to the financial statements, a technical default occurred under the note agreements; however, permanent waivers were received in connection with such technical defaults.

Additionally, Telmark's wholly owned special purpose subsidiary has two classes outstanding of lease-backed notes totaling $20,200 at December 31, 1997 as compared to $24,800 at June 30, 1997 payable to insurance companies. Interest on these notes is 6.58% and 7.01%. The notes are collateralized by leases sold by Telmark to this subsidiary having an aggregate present value of contractual lease payments equal to the principal balance of the notes.

Annually, Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1, and the proceeds of the offerings are used to provide financing for Telmark's leasing activities.

The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

During January of 1998, a severe ice storm affected many of Telmark's customers (in certain areas, i.e., the far northern parts of New York and portions of New England). While the Company has not yet fully assessed the impact of the weather or the damage caused thereby on all of its customers in these regions or on their ability to make payments under their leases and notes, the Company does not expect a significant negative impact on the overall performance of the lease and note portfolio.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TELMARK, INC.
                                        (REGISTRANT)


DATE     FEBRUARY 10, 1998              BY /S/ DANIEL J. EDINGER, PRESIDENT
         -----------------              -----------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE     FEBRUARY 10, 1998              BY /S/ PETER J. O'NEILL, TREASURER
         -----------------              ----------------------------------
                                        PETER J. O'NEILL, TREASURER
                                        (PRINCIPAL ACCOUNTING OFFICER)