Form 10-Q
period 1998-03-31
TELMARK INC
filed 1998-04-30
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 1998
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from                     to
                               -------------------    ------------------

Commission file number    33-70732
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


                                  315-449-7935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding at April 30, 1998
---------------------------------------            -----------------------------
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

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                             PAGES
                                                                                                             -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, March 31, 1998 and June 30, 1997...........................     3

          Condensed Consolidated Statements of Income and Retained Earnings, for the three months and
          nine months ended March 31, 1998 and 1997.........................................................     4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1998 and 1997...........................................................................     5

          Notes to Condensed Consolidated Financial Statements..............................................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............     7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     9


SIGNATURES..................................................................................................    10

                          PART I. FINANCIAL INFORMATION

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                            March 31,                June 30,
                                                              1998                     1997
                                                         --------------         -----------------
                                                           (Unaudited)


Restricted Cash......................................... $    1,094,009         $        716,553

Leases and notes........................................    660,215,242              613,532,639
Unearned interest and finance charges...................   (167,616,218)            (152,590,770)
Net deferred origination costs..........................      9,199,478                8,841,537
                                                        ----------------        -----------------
      Net investment....................................    501,798,502              469,783,406
Allowance for credit losses.............................    (27,689,065)             (24,013,513)
                                                        ----------------        -----------------
      Leases and notes, net.............................    474,109,437              445,769,893

Investments.............................................     11,849,986               10,807,417
Equipment, net..........................................        947,314                1,055,377
Deferred income taxes...................................     10,032,639               10,643,896
Other assets............................................      1,179,925                  937,120
                                                        ----------------        -----------------
   Total Assets                                           $ 499,213,310            $ 469,930,256
                                                        ================        =================


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Borrowings under lines of credit and term debt..........    349,041,383              339,482,406
Subordinated debentures.................................     37,862,213               31,043,938
Accounts payable........................................      4,482,780                4,398,757
Net payable to Agway Inc................................      3,519,081                  449,632
Accrued expenses, including interest of
      $8,073,072 - March 31 and $4,785,997 - June 30....     11,542,752                8,149,485
                                                        ----------------        -----------------
   Total Liabilities                                        406,448,209              383,524,218

Common Stock, $1 par value;
      authorized 1,000,000 shares;
      issued and outstanding 400,000 shares.............        400,000                  400,000
Additional paid-in capital..............................     31,600,000               31,600,000
Retained earnings.......................................     60,765,101               54,406,038
                                                        ----------------        -----------------


Total Shareholder's Equity..............................     92,765,101               86,406,038
                                                        ----------------        -----------------
      Total Liability & Shareholder's Equity              $ 499,213,310            $ 469,930,256
                                                        ================        =================



            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                     Three months ended                   Nine months ended
                                                           March 31,                           March 31,
                                             ----------------------------------- ----------------------------------
                                                   1998                 1997           1998                1997
                                             ---------------    ---------------- ---------------    ---------------

Revenues:
     Interest and Finance charges                $15,766,536         $13,875,143     $47,145,454        $40,648,021
     Other service fees and other income             442,914             414,528       1,172,276          1,100,334
                                             ---------------    ---------------- ---------------    ---------------
         Total revenues                           16,209,450          14,289,671      48,317,730         41,748,355
Expenses:
     Interest expense                              5,653,919           4,957,751      19,801,050         16,894,637
     Provision for credit losses                   1,809,000           2,095,000       5,225,000          5,403,000
     Selling, general and administrative           4,178,395           3,491,977      12,060,625          9,663,353
                                             ---------------    ---------------- ---------------    ---------------
     Total expenses                               11,641,314          10,544,728      37,086,675         31,960,990
                                             ---------------    ---------------- ---------------    ---------------

     Income before income taxes                    4,568,136           3,744,943      11,231,055          9,787,365
Provision for income taxes                         1,964,854           1,458,159       4,871,992          3,996,993
                                             ---------------      -------------- --------------     ---------------
     Net income                                    2,603,282           2,286,784       6,359,063          5,790,372
Retained earnings, beginning of period            58,161,819          50,018,036      54,406,038         46,514,448
                                             ---------------      -------------- ---------------    ---------------
     Retained earnings, end of period            $60,765,101         $52,304,820     $60,765,101        $52,304,820
                                             ===============      ============== ===============    ===============




            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                     MARCH 31,
                                                               1998           1997
                                                           ------------- -------------

CASH FLOW FROM OPERATING ACTIVITIES: .....................$ 17,195,470   $ 15,600,134
                                                          -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated....................................(165,271,594)  (160,282,436)
     Leases repaid........................................ 131,707,050    117,337,333
     Purchases of equipment...............................    (323,068)      (466,050)
     Purchases of investments.............................  (1,042,569)      (768,996)
                                                          -------------  -------------
         Net cash flow used
              in investing activities..................... (34,930,181)   (44,180,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under lines of credit....... (12,900,000)    43,400,000
     Proceeds from notes payable..........................  60,000,000              0
     Repayment of notes payable........................... (37,487,021)   (15,622,223)
     Proceeds from sale of debentures.....................  11,557,892      6,492,644
     Repayment of debentures..............................  (4,739,617)             0
     Repayment capital lease..............................     (54,002)       (48,825)
     Net change payable to Agway Inc......................   1,734,915     (5,641,581)
     Net change in restricted cash........................    (377,456)             0
                                                          -------------  -------------
         Net cash flow provided by
           financing activities...........................  17,734,711     28,580,015
                                                          -------------  -------------
         Net change in cash...............................           0              0

Cash at beginning of year.................................           0              0
                                                          -------------  -------------

     Cash at end of year..................................$          0   $          0
                                                          =============  =============




            See accompanying notes to condensed financial statements.

                   TELMARK INC. AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.


     NOTE 2 - RESTRICTED CASH

     Certain cash accounts, amounting to $1,094,009 at March 31, 1998 as compared to $716,553 at June 30, 1997, related to securitized leases are held in segregated cash accounts pending distribution to the lease-backed note holders and are restricted in their use.


     NOTE 3 - CASH MANAGEMENT

     In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance in the Net Payable to Agway Inc. is dependent on the timing of deposits and the drawing of checks.

                                   TELMARK INC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS
---------------------

Total revenues of $16,200 for the three months and $48,300 for the nine months ended March 31, 1998 increased $1,900 (13%) and $6,600 (16%), respectively, as compared to the corresponding period in the prior year. The Company's net investment in leases and notes increased by $32,000 (7%) to $501,800 for the nine-month period ended March 31, 1998, as compared to an increase of $41,400 (11%) to $435,800 for the corresponding period in the prior year. Increased revenues were the result of higher average net investment.

Total expenses of $11,600 for the three months and $37,100 for the nine months ended March 31, 1998 increased $1,100 (10%) and $5,100 (16%) respectively as compared to the corresponding periods in the prior year. The increase in expenses was attributable to increased interest expense and selling, general and administrative expenses, partially offset by a decrease in the provision for credit losses. Interest expense increased $700 (14%) for the three months and $2,900 (17%) for the nine months ended March 31, 1998 as compared to the corresponding periods in the prior year, due to a larger amount of debt required to finance the larger average net investment. Selling, general and administrative expenses increased $700 (20%) for the three-month period and $2,400 (25%) for the nine-month period ended March 31, 1998 as compared to the corresponding periods of the prior year, due primarily to additional salaries and wages, and slight increases in contract data processing, travel and telephone. The provision for credit losses decreased by $300 (14%) for the three months and $200 (3%) for the nine months ended March 31, 1998 as compared to the corresponding periods in the prior year, due to favorable loss experience.

Net income for the three months ended March 31, 1998 was $2,600, an increase of $300 from the corresponding period in the prior year. For the nine months ended March 31, 1998, net income was $6,400, an increase of $600 (10%) from the corresponding period in the prior year.

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

Cash flows from operating activities increased $1,600 (10%) to $17,200 in the nine months ended March 31, 1998 as compared to the corresponding periods in the prior year. Cash used in investing activities decreased $9,200 (21%) in the first nine months of fiscal year 1998 due to increased lease originations of $5,000, being more than offset by a $14,400 increase in principal repayments on leases in the first nine months of fiscal year 1998 as compared to the first nine months of fiscal year 1997. Net borrowings from financing activities of $17,700 for the current year is a $10,800 (38%) decrease as compared to $28,600 for the first nine months of 1997.

As of March 31, 1998, the Company had two separate lines of credit available from banks which allow the Company to borrow up to an aggregate of $257,000. An uncommitted short-term line of credit agreement permits the Company to borrow up to $7,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $250,000 revolving term loan facility from a cooperative bank permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The revolving term loan is partially collateralized by stock of the cooperative bank. The total amount outstanding as of March 31, 1998 under the short-term line of credit and the revolving term loan facility were $7,000 and $175,000, respectively. The total amount outstanding as of June 30, 1997 under the short-term line of credit and the revolving term loan facility were $4,000 and $190,900 respectively.

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

                                   TELMARK INC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


At March 31, 1998, Telmark had balances outstanding on unsecured senior notes from private placements totaling $148,500 as compared to $119,700 June 30, 1997. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by Telmark.

Additionally, Telmark's wholly owned special purpose subsidiary has two classes of lease-backed notes outstanding totaling $18,500 at March 31, 1998 as compared to $24,800 at June 30, 1997 payable to insurance companies. The interest rates on these classes of notes are 6.58% and 7.01%. The notes are collateralized by leases sold by Telmark to this subsidiary having an aggregate present value of contractual lease payments equal to the principal balance of the notes.

Annually, Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1, and the proceeds of the offerings are used to provide financing for Telmark's leasing activities.

Telmark believes that it will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TELMARK, INC.
                                                     (REGISTRANT)


DATE     APRIL 30, 1998                    BY /S/ DANIEL J. EDINGER, PRESIDENT
     --------------------                     ----------------------------------
                                              DANIEL J. EDINGER, PRESIDENT
                                              (PRINCIPAL EXECUTIVE OFFICER)



DATE     APRIL 30, 1998                    BY /S/ PETER J. O'NEILL, TREASURER
     --------------------                     ----------------------------------
                                              PETER J. O'NEILL, TREASURER
                                              (PRINCIPAL ACCOUNTING OFFICER)