Form 10-K405
period 1998-06-30
TELMARK LLC
filed 1998-08-27
CIK 914028

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
         Commission file number 33-70732

                                   TELMARK LLC
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF FORMATION)

          DELAWARE                                                16-1551523
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
                                            X
                              ---          ---
                               No          Yes

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  OF PART  III OF THIS  FORM  10-K OR ANY
AMENDMENT TO THIS FORM 10-K.      X
                                 ---

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AUGUST 21, 1998.
                                      ZERO

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S EQUITY SECURITIES, AS OF THE LATEST PRACTICABLE DATE.

       CLASS                                      OUTSTANDING AT AUGUST 21, 1998
----------------------                            ------------------------------
MEMBERSHIP CERTIFICATE                                          ONE

TELMARK IS A DIRECT WHOLLY OWNED SUBSIDIARY OF AGWAY HOLDINGS, INC., A SUBSIDIARY OF AGWAY, INC., WHICH IS A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     PAGE 1 OF 30. EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 28.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1998
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                              CROSS-REFERENCE SHEET





                                     PART I

                                                                            Page
Item 1. & 2.      Business and Properties...................................   3
Item 3.           Legal Proceedings.........................................   4
Item 4.           Not Required


                                     PART II

Item 5.           Market for the Registrant's Common Equity and
                    Related Membership Matters..............................   5
Item 6.           Not Required
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................   5
Item 7A.          Quantitative and Qualitative Disclosures
                    About Market Risk.......................................   7
Item 8.           Financial Statements......................................   8
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..................  22


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant........  23
Item 11.          Executive Compensation....................................  24
Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management...................................  26
Item 13.          Certain Relationships and Related Transactions............  27


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K.................................  28

                  Signatures................................................  30

                                     PART I
ITEM 1. & 2.      BUSINESS AND PROPERTIES
Telmark LLC ("Telmark" or the "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company that was formed solely to carry on the business of Telmark in limited liabilty company, rather than corporate, form. Telmark is a wholly owned subsidiary of Agway Holdings, Inc., ("Holdings"). Holdings is an indirect wholly owned subsidiary of Agway, Inc. ("Agway").

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

With a direct finance lease the customers have use of the leased property over a specified term for a periodic rental charge: i.e., the lease payment. Lease payments are made in advance of the period and typically the equivalent of two monthly payments are required in advance at the outset of the lease to provide Telmark with some protection in the event of default. Most of the direct finance leases offered by Telmark are for a period which does not exceed its estimate of the useful life of the equipment, vehicle, or the building leased. Equipment leases are typically offered for a period of 3 to 6 years, and generally do not exceed eight years. Building leases are typically offered for longer terms
(e.g., 5 to 10 years) than for equipment leases, up to maximum terms of 15 years. As of June 30, 1998, the Company's outstanding leases had an average original term of approximately 5.5 years and average remaining term of approximately 4 years.

Generally, the lessee selects the supplier of the equipment or other property to be leased and the Company is not responsible for its suitability, performance, life, or any other characteristics. The Company's primary responsibility is to buy the property from the supplier, lease it to the lessee, and collect the lease payments, although in certain circumstances it has agreed to indemnify lessees in the event that certain unintended and adverse tax consequences to such lessee arise in connection with the relevant lease. While Telmark's liability, if any, under such arrangements cannot be predicted with any certainty, it views the likelihood of such liability as remote and believes that the net effect of such liability, if any, would be immaterial. Telmark also offers financing through specific equipment manufacturer programs. The lessee assumes all obligations of insurance, repairs, maintenance, service, and property taxes, while Telmark retains title to the leased property. At the expiration of the direct finance lease term, the lessee has an option to (i) purchase the leased property, (ii) renew the lease, or (iii) return the leased property to the Company. Historically, in approximately 95% of the Company's lease transactions, the lessee has purchased the leased property or equipment upon termination of the lease.

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

ITEM 1. & 2.      BUSINESS AND PROPERTIES (CONT.)

Credit approval limits are made based on the total amount of leases outstanding to the customer. Lending authority is assigned to members of management depending on position, training, and experience. The Board of Directors must approve all lease amounts exceeding $1 million. Potential lessees undergo a thorough credit approval process after a Telmark field representative completes a financial application. Telmark retains title to the equipment or building leased. If appropriate, Telmark obtains a second lien on the real estate owned by the farmer or lessee as collateral for payments under a building lease. Telmark maintains monthly delinquency reports which monitor leases that have been delinquent for over 30 days, as well as non-earning leases. Generally, accounts past due at least 120 days, as well as accounts in foreclosure or bankruptcy, are transferred to non-earning status. The potential losses from non-earning leases are partly mitigated by the ability of the Company to repossess leased property and to foreclose on other property in which the Company has been granted a security interest.

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

Telmark has two wholly owned subsidiaries, TFS Limited and Telmark Lease Funding I, LLC. TFS Limited is a Canadian Corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding I, LLC was established solely to enable a lease securitization financing entered into during 1997. Telmark Lease Funding Corp. I was organized in 1997 as a New York Corporation which effective July 1, 1998 was merged into Telmark Lease Funding I, LLC, a Delaware Limited Liability Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED MEMBERSHIP MATTERS

Effective July 1, 1998 Telmark Inc's. common stock was cancelled by virtue of the merger of Telmark Inc. with and into Telmark LLC, with Telmark LLC being the surviving entity in the merger. Telmark LLC has one limited liability company membership interest outstanding, which is indirectly owned by Agway through its wholly-owned subsidiary Holdings. There is no public market for such membership interest and none is expected to develop. During the years ended June 30, 1998, and 1997, Telmark Inc. declared no dividends with respect to its common stock. Under a loan covenant, dividends are prohibited to the extent they exceed 75% of net income for the period beginning on October 1, 1997, through the date of determination, inclusive. As of June 30, 1998, $5.2 million of member's equity was free of this restriction.

ITEM 6.  SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997. Telmark's net income increased by $0.9 million (11%) from $7.9 million in 1997 to $8.8 million in 1998. The increase is principally due to a larger outstanding portfolio of leases during 1998 as compared to 1997.

Total revenues of $65.5 million in 1998 increased $8.5 million (15%) as compared to $56.9 million in 1997. The increase is attributable in part to a $49.9 million (11%) increase in net leases and notes during 1998 as compared to 1997. Increases in the lease portfolio resulting from new booked volume of $227.3 million in 1998 and $231.0 million in 1997 exceeded lease reductions from collection and net bad debt expense of $177.4 million and $159.8 million in 1998 and 1997, respectively. The increase in new booked volume in excess of collections and bad debt provisions has the effect of increasing total revenues. Total revenue, as a percentage of average net leases and notes, decreased slightly from 13.7% in 1997 to 13.5% in 1998.

While the average cost of interest paid on debt decreased from 7.5% to 7.2%, interest expense of $26.9 million in 1998 represents an increase of $3.4 million (14%) compared to $23.5 million in 1997, due to increased borrowings required to finance the growth of the lease portfolio noted above. Selling, general, and administrative expenses of $15.6 million in 1998 increased by $3.1 million (25%) compared to $12.5 million in 1997. The increase was primarily the result of additional personnel and incentive costs relating to the additional new business booked as the Company expands its territory.

The provision for credit losses of $7.6 million in 1998 represents a decrease of $0.3 million (5%) compared to $7.9 million in 1997. This decrease is based on the Company's analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is determined by a periodic review of the lease portfolio, including analysis of delinquent accounts, current economic conditions, estimated residual values, and creditworthiness of customers. Reserves are established at a level sufficient to cover estimated losses in the portfolio. During 1997 and 1998, the general economy remained strong and the total value of non-earning accounts increased only slightly from $2.7 million in 1997 to $3.0 million in 1998.

1997 COMPARED TO 1996. Telmark's net income increased by $1.1 million (17%) from $6.8 million in 1996 to $7.9 million in 1997. The increase is principally due to a larger outstanding portfolio of leases during the year.

Increases in the lease portfolio resulting from new booked volume of $231.0 million in 1997 and $177.5 million in 1996 exceeded lease reductions from collection and net bad debt expense of $159.8 million and $136.0 million in 1997 and 1996, respectively. The increase in new booked volume in excess of collections and bad debt provisions has the effect of increasing total revenues. Total revenues of $56.9 million in 1997 represents an increase of $8.3 million (17%) as compared to $48.6 million in 1996. The increase is attributable in part to a $71.2 million (19%) increase in net leases and notes during 1997 as compared to 1996. Interest and finance charges, as a percentage of average net leases and notes, increased slightly from 13.5% in 1996 to 13.7% in 1997. During the same period, the average cost of interest paid on debt remained unchanged at 7.5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, general, and administrative expenses of $12.5 million in 1997 increased by $2.7 million (27%) compared to $9.8 million in 1996. Those increases were primarily the result of additional personnel, incentives paid relating to the additional new business booked, and advertising. While the average cost of interest paid on debt remained unchanged, interest expense of $23.5 million in 1997 represents an increase of $3.2 million (16%) compared to $20.3 million in 1996, due to increased borrowings required to finance the growth of the lease portfolio.

The provision for credit losses of $7.9 million in 1997 represents an increase of $0.9 million (14%) compared to $7 million in 1996. This increase is based on the Company's analysis of reserves required to provide for uncollectible receivables. During 1996 and 1997, the general economy remained strong and the total value of non-earning accounts was reduced from $2.9 million in 1996 to $2.7 million in 1997. However, management believes that it was prudent to increase the level of reserve to approximately $24.0 million because of the increase in the size of the overall lease portfolio over the prior year. Accordingly, the provision for credit losses increased.

LIQUIDITY
The ongoing availability of adequate financing to maintain the size of the Company's current lease portfolio and to permit lease portfolio growth is key to the Company's continuing profitability and stability. The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its lines of credit, private placements of debt with institutional investors and other term debt, lease backed asset securitization, principal collections on leases and cash provided from operations. Total assets have grown an average rate of 17% over the past fourteen years. This growth has been financed through growth in member's equity and additional capital contribution from Agway, in addition to debt financing. The ratio of debt to equity was 4.3 at both June 30, 1998 and June 30, 1997. Cash flows from operations were $21.2 million, $15.2 million, and $12.6 million, for 1998, 1997, and 1996 respectively. Cash flows from financing activities were
36.8 million, 64.5 million, and 35.7 million for 1998, 1997, and 1996 respectively. The cash generated from these two sources of $58.0 million, $79.7 million, and $48.3 million for 1998, 1997, and 1996 respectively, was used solely to invest in the lease portfolio of the Company. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are acceptable. The Company's inability to obtain adequate financing would have a material adverse effect on its operations. Management conducts ongoing discussions and negotiations with existing and potential lenders for its future financing needs. See footnote 5 to the Consolidated Financial Statements "Borrowing under Lines of Credit and Term Debt."

OTHER MATTERS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

YEAR 2000
See footnote 8 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives and other interest rate instruments based on the fixed rate nature of the majority of the Company's debt obligations. The following table provides information about the Company's debt securities and loans that are sensitive to changes in interest rates. The table presents principal cash flows (in 000's) and related weighted average interest rates by contractual maturity dates.

FIXED INTEREST RATE                                                                           Fair Value
Liabilities                       1999    2000     2001     2002     2003  Thereafter Total    6/30/98
                                  ----    ----     ----     ----     ----  ---------- -----   ----------
Short Term Bank
     Lines of Credit             $35,000    -        -        -        -        -    $35,000   $ 35,000
Weighted Average
      Interest Rate               6.30%     -        -        -        -        -

Long-Term Debt,
 including current portion       93,569  88,565   64,849   43,862   22,982   22,833  336,660    342,628
Weighted Average
      Interest Rate               7.18%   7.06%    6.96%    6.83%    7.00%    7.01%

Subordinated Debentures,
 including current portion          -    17,794    2,711    3,398   10,103      -    34,006      34,605
Weighted Average
       Interest Rate                -     8.23%    7.87%    7.50%    8.42%      -

The Company endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase the cost of that portion of the debt which is not precisely matched to the characteristics of the portfolio and could lower the value of the Company's outstanding leases in the secondary market. The Company has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows. The subordinated debentures' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills (T-Bill), with maturities of 26 weeks. Based on the T-Bill rate as of June 30,1998, as compared to the stated rate of the debentures, a reasonably possible near-term charge in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 1998, the Company does not believe that reasonable possible near-term changes in interest rates will result in a material effect on future earnings, fair values, or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGES
TELMARK LLC AND CONSOLIDATED SUBSIDIARIES:
         Report of Independent Accountants....................................................................    9

         Consolidated Balance Sheets, June 30, 1998 and 1997..................................................   10

         Consolidated Statements of Income and Member's Equity,
                  for the years ended June 30, 1998, 1997 and 1996............................................   11

         Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1997 and 1996........   12

         Notes to Consolidated Financial Statements...........................................................   13


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Telmark LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and member's equity and cash flows present fairly, in all material respects, the financial position of TELMARK LLC (a wholly-owned subsidiary of Agway Holdings, Inc.) and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                                      PricewaterhouseCoopers LLP

Syracuse, New York
August 10, 1998

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                           1998               1997
                                                        ------------      ----------
Restricted cash........................................ $  1,704          $    1,393
Leases and notes, net..................................  495,626             445,770
Investments............................................   11,850              10,807
Equipment, net.........................................    1,000               1,055
Deferred income taxes..................................    7,030              10,644
Other assets...........................................    1,106                 937
                                                        ------------      ----------

Total Assets........................................... $518,316          $  470,606
                                                        ============      ==========


                         LIABILITIES AND MEMBER'S EQUITY

                                                            1998             1997
                                                        ------------      ----------
Borrowings under lines of credit and term debt......... $  371,677        $  340,158
Subordinated debentures................................     34,006            31,044
Accounts payable.......................................      5,108             4,399
Payable to Agway Inc...................................      4,443               450
Accrued expenses, including interest of
      $4,262 - 1998 and $4,786 - 1997 .................      7,918             8,149
                                                        ------------      ----------


Total Liabilities......................................    423,152           384,200

Commitments & Contingencies

Member's Equity........................................     95,164            86,406
                                                        ------------      ----------


     Total Liabilities and Member's Equity............. $ 518,316         $  470,606
                                                        ============      ==========



The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    STATEMENTS OF INCOME AND MEMBER'S EQUITY
                FISCAL YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                             (THOUSANDS OF DOLLARS)


                                             1998                 1997              1996
                                         -------------       -------------       ------------
Revenues:
     Interest and finance charges........$   63,872          $   55,451          $  47,242
     Service fees and other income.......     1,604               1,492              1,385
                                         -------------       -------------       ------------

         Total revenues..................    65,476              56,943             48,627
                                         -------------       -------------       ------------


Expenses:
     Interest expense....................    26,871              23,486             20,305
     Provision for credit losses.........     7,587               7,947              7,000
     Selling, general and administrative.    15,606              12,507              9,820
                                         -------------       -------------       ------------


         Total expenses..................    50,064              43,940             37,125
                                         -------------       -------------       ------------



         Income before income taxes......    15,412              13,003             11,502

Provision for income taxes...............     6,654               5,112              4,745
                                         -------------       -------------       ------------


         Net income......................     8,758               7,891              6,757

Additional capital contribution..........         0                   0             27,000

Member's equity, beginning of year.......    86,406              78,515             44,758
                                         -------------       -------------       ------------


Member's equity, end of year.............$   95,164           $  86,406          $  78,515
                                         =============       =============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                             (THOUSANDS OF DOLLARS)

                           Increase (Decrease) in Cash

                                                  1998             1997            1996
                                              ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................   $   8,758        $   7,891        $   6,757
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization ....         607              529              450
         Deferred taxes ...................       3,614            1,259            1,893
         Provision for doubtful accounts ..       7,587            7,947            7,000
         Patronage refund received in stock      (1,043)            (769)            (660)
         Changes in assets and liabilities:
              Other assets ................        (169)          (1,283)             262
              Payables ....................         709             (246)          (2,178)
              Income taxes payable ........       1,330           (2,136)          (1,878)
              Accrued expenses ............        (231)           2,028              916
                                              ------------     ------------     ------------

         Net cash flow provided by
              operating activities ........      21,162           15,220           12,562
                                              ------------     ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ....................    (227,270)        (231,006)        (177,502)
     Leases repaid ........................     169,827          151,851          129,032
     Purchases of equipment ...............        (552)            (523)          (1,127)
     Proceeds from sale of equipment ......           0                0            1,290
                                              ------------     ------------     ------------

         Net cash flow used
              in investing activities .....     (57,995)         (79,678)         (48,307)
                                              ------------     ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings
          under lines of credit ...........      (9,900)          48,900           42,000
     Proceeds from notes payable ..........     130,000          130,944           62,000
     Repayment of notes payable ...........     (88,508)        (112,621)         (86,622)
     Repayment of capital lease ...........         (73)             (66)             (47)
     Net change payable to Agway Inc. .....       2,663           (8,092)           2,330
     Repayment of debentures ..............     (11,208)               0                0
     Proceeds from sale of debentures .....      14,170            6,786           16,084
     Net change in restricted cash ........        (311)          (1,393)               0
                                              ------------     ------------     ------------

         Net cash flow provided by
                financing activities ......      36,833           64,458           35,745
                                              ------------     ------------     ------------


     Net change in cash ...................           0                0                0
     Cash at beginning of year ............           0                0                0
                                              ------------     ------------     ------------


     Cash at end of year ..................   $       0        $       0        $       0
                                              ============     ============     ============


     Cash paid during period for:
         Interest .........................   $  27,395           22,761        $  19,927
         Taxes ............................   $   2,972            6,968        $   4,729

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations
      Telmark LLC ("Telmark" or the "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company. The Company is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. The Company is indirectly owned and controlled by Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Telmark is a wholly-owned subsidiary of Agway Holdings, Inc. ("Holdings"), a subsidiary of Agway. Telmark operates throughout the continental United States and the Company's field representatives serve customers in 29 states including Alabama, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin.

Basis of Consolidation
      The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Equivalents
      The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash accounts amounting to $1,704 and $1,393 at June 30, 1998, and 1997 respectively related to securitized leases are held in segregated cash accounts pending distribution to the lease-backed note holders and are restricted in their use.

Lease Accounting
      Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of June 30, 1998, and 1997, the recognition of interest income was suspended on leases and notes totaling approximately $3,000 and $2,700, respectively.

      Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. Initial direct costs incurred were $5,256, $5,354, and $4,748 for the years ended June 30, 1998, 1997, and 1996, respectively.

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible.

                   TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT )

Investments
      Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Dividends on this stock are recorded as a reduction of interest expense and totalled $1,489, $1,099, and $942 for the years ended June 30, 1998, 1997, and 1996, respectively.

Equipment
      Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment.

Advertising Costs
      The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1998, 1997, and 1996, was approximately $900, $800, and $600.

Income Taxes
      The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax.
      The Company is included in a consolidated federal tax return filed by Agway Inc. Under the Agway/Telmark tax sharing agreement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to the Company as appropriate on an interim basis. The Company files separate state tax returns. Effective July 1, 1998, the Company is included in consolidated state tax returns filed by Holdings.

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

Reclassifications
      Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

      Leases and notes as of June 30 were as follows:

                                              1998       1997
                                            --------   --------
Leases:
   Commercial and agricultural              $667,222   $596,391
   Leasing to Agway Inc. and subsidiaries        302        460
                                            --------   --------
                                             667,524    596,851
Retail installment loans                      21,464     16,682
                                            --------   --------
      Total leases and notes                $688,988   $613,533
                                            ========   ========

      Net investment in leases and notes at June 30 are summarized as follows:

                                          1998         1997
                                        ---------    ---------

Leases and notes                        $ 688,988    $ 613,533
Unearned interest and finance charges    (175,887)    (152,591)
Net deferred origination costs              9,596        8,842
                                        ---------    ---------
   Net investment                         522,697      469,784
Allowance for credit losses               (27,071)     (24,014)
                                        ---------    ---------
   Leases and notes, net                $ 495,626    $ 445,770
                                        =========    =========

Included within the above leases and notes is unguaranteed estimated residual values of leased property approximating $72,400 and $63,700 at June 30, 1998, and 1997, respectively.

      Contractual maturities of leases and notes were as follows at June 30, 1998:

                         Leases
              ---------------------------
               Commercial     To Agway        Retail
                  and         Inc. and      Installment
              Agricultural  Subsidiaries       Loans                 Total
              ------------  ------------    -----------          -----------
1999            $198,536        $     82     $  8,933               $207,551
2000             153,181              69        4,949                158,199
2001             112,071              58        2,623                114,752
2002              73,746              51        1,333                 75,130
2003              42,159              26          700                 42,885
Thereafter        87,529              16        2,926                 90,471
              ------------  ------------    -----------          -----------

Totals          $667,222        $    302     $ 21,464               $688,988
              ============  ============    ===========          ===========


Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                                       1998        1997        1996
                                                    --------    --------    --------

Balance, beginning of year                          $ 24,014    $ 19,776    $ 15,331
Provision for credit losses charged to operations      7,587       7,947       7,000
Charge-offs                                           (6,513)     (5,481)     (4,612)
Recoveries                                             1,983       1,771       2,057
                                                    --------    --------    --------
 Balance, end of year                               $ 27,071    $ 24,014    $ 19,776
                                                    ========    ========    ========

                                       15

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

3. EQUIPMENT

      Equipment, at cost, including capital leases, consisted of the following at June 30:

1998                             Owned     Leased    Combined
----                            -------    -------    -------
Office and other equipment ..   $ 2,413    $   203    $ 2,616
Less accumulated depreciation
        and amortization ....    (1,430)      (186)    (1,616)
                                -------    -------    -------
                                $   983    $    17    $ 1,000
                                =======    =======    =======



1997
Office and other equipment .....$ 2,017    $   203    $ 2,220
Less accumulated depreciation
        and amortization ....... (1,046)      (119)    (1,165)
                                -------    -------    -------

                                $   971    $    84    $ 1,055
                                =======    =======    =======

4. INCOME TAXES

      The provision for income taxes consists of the following:

                      1998     1997     1996
                     ------   ------   ------
Currently payable:
     Federal .....   $2,321   $3,215   $1,998
     State .......      719      638      854
Deferred .........    3,614    1,259    1,893
                     ------   ------   ------

                     $6,654   $5,112   $4,745
                     ======   ======   ======

The Company's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:
                                            1998    1997     1996
                                            ----    -----    -----
Statutory federal income tax rate .....     34.0%   34.0%    34.0%

Tax effects of:
    State taxes, net of federal benefit      8.7     5.4      6.7
    Other items .......................       .5     (.1)      .6
                                            -----   -----    -----

Effective income tax rate .............     43.2%   39.3%    41.3%
                                            =====   =====    =====

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
4. INCOME TAXES (CONT.)

The components of the net deferred tax asset as of June 30 were as follows:
                                             1998      1997
                                          -------   -------
Deferred tax assets:
    Lease receivable reserves .........   $10,726   $ 9,514
    Other reserves ....................       761       813
    Alternative minimum tax
       credit carry forward ...........     3,462     1,118
    Other .............................       456       469
                                          -------   -------
    Total deferred tax assets .........    15,405    11,914
                                          -------   -------

Deferred tax liabilities:
    Difference between book and
        tax treatment of leases .......     8,192     1,087
    Other .............................       183       183
                                          -------   -------
         Total deferred tax liabilities     8,375     1,270
                                          -------   -------
         Net deferred tax asset .......   $ 7,030   $10,644
                                          =======   =======

Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At June 30, 1998, the Company's federal AMT credit can be carried forward indefinitely.

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT

As of June 30, 1998, the Company has credit facilities available from banks which allow the Company to borrow up to an aggregate of $294,000. Uncommitted short-term line of credit agreements permit the Company to borrow up to $44,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1998, under the short-term lines of credit and the revolving term loan facility was $20,000 and $165,000, respectively.

The Company, through a wholly owned special purpose subsidiary, Telmark Lease Funding I, LLC issued $24,000 of Class A lease-backed notes and $2,000 of Class B lease-backed notes to three insurance companies. The subsidiary pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $44,000 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through February 1, 1999. The increase in the availability and outstanding's under the lines of credit are necessary to support growth of the Company's portfolio of leases and notes. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

At June 30, 1998, the Company had balances outstanding on unsecured senior note private placements totaling $169,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contain financial covenants, the most restrictive of which prohibit (i) tangible net worth, defined as consolidated tangible assets less total liabilities (excluding notes payable to Agway Holdings, Inc.), from being less than $75,000, (ii) the ratio of total liabilities less subordinated notes payable to Agway Holdings, Inc. to member's equity plus subordinated notes payable to Agway Holdings, Inc. from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and (iv) dividend distributions and restricted investments (as defined) made after September 30, 1997 that exceed 75% of consolidated net income for the period beginning on October 1, 1997 through the date of determination, inclusive. As of June 30, 1998, $5,243 of member's equity was free of this restriction.
                                       17

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)
At June 30, term debt consisted of the following:

                                                                                     1998       1997
                                                                                   --------   --------
Notes payable to banks due in varying amount and dates through
   October 16, 2000 with interest ranging from 5.88% to 8.40% ..................   $185,000   $194,900
Unsecured notes payable to insurance companies due in varying amount and dates through May 29, 2004, with interest
   ranging from 5.90% to 8.88% .................................................    169,000    119,722
Lease-backed notes payable to insurance companies in varying amounts and dates through December 15, 2004, with interest
   rates ranging from 6.58% to 7.01% ...........................................     17,660     25,446
Capital lease payable in 1999 ..................................................         17         90
                                                                                   --------   --------
     Total Term Debt ...........................................................    371,677    340,158
Subordinated debentures due in varying amount and dates through
   March 31, 2002, with interest ranging from 7.75% to 8.50% ...................     34,006     31,044
                                                                                   --------   --------
     Total Debt ................................................................   $405,683   $371,202
                                                                                   ========   ========

The notes payable to banks represents the portion outstanding at June 30, 1998, and 1997, of the amount available under credit facilities totaling $294,000 and $204,000 respectively. Of the amount outstanding at June 30, 1998, $165,000 is partially collateralized by the Company's investment in a cooperative bank having a book value of $11,850 at June 30, 1998. The subordinated debentures represent the outstanding balance of registered debentures offered to and held by the general public.
The debentures are unsecured and are subordinate to all senior debt of the Company.

The carrying amounts and estimated fair values of the Company's significant financial instruments held for purposes other than trading at June 30, were as follows:

                                                    1998                   1997
                                            ------------------   ---------------------
                                            CARRYING     FAIR     CARRYING    FAIR
                                             AMOUNT      VALUE     AMOUNT     VALUE
                                             ------      -----     ------     -----
Liabilities:
Lines of Credit and
     Term Debt (excluding capital leases)   $371,660   $377,628   $340,068   $344,972
Subordinated Debentures                       34,006     34,605     31,044     30,946

The aggregate amounts of notes payable, capital leases, and subordinated debentures maturing after June 30, 1998, are as follows:

                          Notes Payable
                     --------------------------    Capital   Subordinated
Year Ending June 30,    Bank     Ins. Companies     Lease     Debentures    Total
                     ---------   --------------   ---------   ----------   ---------
1999                 $  98,000        $  30,569   $      20    $       0   $ 128,589
2000                    59,000           29,565           0       17,794     106,359
2001                    28,000           36,849           0        2,711      67,560
2002                         0           43,862           0        3,398      47,260
2003                         0           22,982           0       10,103      33,085
Thereafter                   0           22,833           0            0      22,833
                     ---------        ---------   ---------   ----------   ---------
                       185,000          186,660          20       34,006     405,686
Imputed Interest             0                0          (3)           0          (3)
                     ---------        ---------   ---------   ----------   ---------
                     $ 185,000        $ 186,660   $      17    $  34,006   $ 405,683
                     =========        =========   =========   ==========   =========

                                       18

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit retirement plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs for those plans included in selling, general and administrative expense were approximately $1,100, $1,200, and $800 for the periods ended June 30, 1998, 1997, and 1996, respectively.

7.  RELATED PARTY TRANSACTIONS

Cash Management
In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance represented by the Payable to Agway Inc. is dependant on the timing of deposits and the drawing of checks.

Inter-Company Transactions
Selected amounts related to transactions with Agway Inc. and Subsidiaries are separately disclosed in the financial statements. Certain other transactions for the years ended June 30 with Agway Inc. and Subsidiaries were approximately:

(Revenue) Expense                      1998        1997     1996
-----------------                    --------   --------   --------

Interest and finance charges .....   $   (49)   $   (38)   $   (52)
Administrative and general expense     1,638      1,780      1,828

Interest and finance charges are earned on equipment leases to Agway Inc. and subsidiaries. The administrative and general expense caption described above includes certain shared expenses incurred by Agway Inc. on behalf of the
Company, including the corporate insurance program, information services, payroll, benefits, and accounts payable administration and facilities management. These expenses were allocated to the Company and management believes the methodology used is reasonable.

In 1996, the Board of Directors of Agway approved a capital contribution of $27,000 from Holdings to Telmark. There were no other changes in paid in capital or member's equity in the three years ended June 30, 1998.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1998 approximated $27,800.

LEGAL PROCEEDINGS

The Company is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial position or liquidity.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

YEAR 2000

The approach of the year 2000 presents potential issues to all organizations who use computers in the conduct of their business or depend on business partners who use computers. To the extent computer use is date-sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

Telmark utilizes a number of computers and computer software (systems) in the conduct of its business that are principally involved in the flow of information. Telmark initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All systems have been inventoried. Those systems determined to be at risk were prioritized, and plans were put in place to upgrade systems by remediation, replacements, or doing without these systems. Through June 1998, the assessment and planning phases have been completed. The remaining portion of these plans are in process of implementation with final implementation scheduled to be completed in March 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in the enterprise-wide testing environment.

In addition to the information technology systems review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions, vendor and supplier relationships, external interfaces to internal information technology systems, remote location access to information technology systems, facility management, and certain non-information technology issues, such as the extent to which embedded chips are used in business operations. The Company anticipates that solutions to all year 2000 areas above will be implemented and tested no later than December 1999.

The Company's Parent Agway Inc. engaged an international consulting firm in March 1998 to evaluate the Parent Company's overall approach to year 2000 plans and implementation compared to industry "best practices." Based on this review, Telmark has increased the involvement of higher-level management to assure a focus on the implementation timetable and the development of specific contingency plans, and has initiated development of a more comprehensive enterprise-wide testing environment to be in place by December 1998.

The year 2000 compliance issue is an uncertainty that is continuously being monitored as the Company implements its plans. Based on the work performed to date, the Company presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. To the extent failure occurs in such activities, which are outside the Company's control, it could affect the Company's ability to service its customers with the same degree of effectiveness with which they are served presently. The Company is identifying elements of the infrastructure that are of greater significance to its operations, obtaining information on an ongoing basis as to their expected year 2000 readiness, and determining alternative solutions if required.

The Company expects to incur internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems are expected to cost the Company approximately $300, of which $110 has been incurred and $190 is expected to be incurred from July 1998 through December 1999. These costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

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

Market Risk

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 75% of its leases directly related to production agriculture. At June 30, 1998, approximately 46% of the Company's net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could affect operating results adversely.

The Company endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase the cost of that portion of the debt which is not precisely matched to the characteristics of the portfolio and could lower the value of the Company's outstanding leases in the secondary market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS AND MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT OF THE REGISTRANT

The Directors of the Company determine Company policy and are elected by the member at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. The following table sets forth certain information regarding the Company's Directors, executive officers and significant members of management:

                                                       Years served   Year Became   Term
         Name                  Age  Position           as Officer      a Director   Expires
         ----------------------------------------------------------   ------------  ----------

Peter J. O'Neill               51   Treasurer,
                                    Chairman of the
                                    Board and Director        4        1995         July, 1999
Andrew J. Gilbert              39   Director                           1997         July, 1999
Gary K. Van Slyke              55   Director                           1996         July, 1999
Samuel F. Minor                60   Director                           1989         July, 1999
William W. Young               45   Director                           1992         July, 1999
Daniel J. Edinger              47   President and Director   10        1988         July, 1999
Herbert E. Gerhart             53   Secretary and            21
                                    Financial Manager
Raymond G. Fuller              47   Director of Customer      4
                                    Operations
Richard A. Kalin               49   Controller                4
Kipp R. Weaver                 48   Director of Credit        4

The Board of Directors, except for Messrs. O'Neill and Edinger, are paid an annual retainer fee of $1,000 for their services on the Telmark Board. The executive officers and significant members of management of the Company provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. Telmark is organized with nine functional managers and six region managers reporting to the President, Daniel J. Edinger. The officers with company wide responsibilities who report to the President are the Director of Credit, Director of Customer Operations, Financial Manager, and the Controller. More detailed biographies of each person listed above, except for those who have been a director or officer for more than 5 years, are set forth below.

PETER J. O'NEILL - Mr. O'Neill has been employed by Agway for more than five years. He was elected Senior Vice President, Finance and Control in 1992.

ANDREW J. GILBERT - Mr. Gilbert is a member of the Agway Board of Directors. He has been engaged in full-time farming for more than five years.

GARY K. VAN SLYKE - Mr. Van Slyke is a member of the Agway Board of Directors. He has been engaged in full-time farming for more than five years.

RAYMOND G. FULLER - Mr. Fuller was Collection Manager from 1985 to 1996, and was named Director of Customer Operations in September 1996.

RICHARD A. KALIN - Mr. Kalin was named Controller in July 1995. He served as Accounting Manager for the prior three years.

KIPP R. WEAVER - Mr. Weaver was named Director of Credit in May 1995. During the prior three years he was employed as an officer of the Farm Credit Bank of Baltimore.

ITEM 11. EXECUTIVE COMPENSATION

Employees of Telmark are eligible to participate in Agway Inc.'s benefits and compensation plans. The following table sets forth information regarding annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 1998, 1997, and 1996, of the chief executive officer and any of the other four most highly compensated executive officers of the Company (other than the CEO) who were serving in such capacity at June 30,1998 and was compensated over $100,000. In accordance with the rules on executive officer compensation adopted by the Securities and Exchange Commission, compensation information is not provided for any executive officers of the Company receiving aggregate total compensation of less than $100,000.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------
                                     ANNUAL
                                 COMPENSATION(4)
                          ----------------------------
                                                         ALL OTHER
NAME AND                                                COMPENSATION
PRINCIPAL POSITION         YEAR   SALARY(1)  BONUS(2)     (3)
---------------------------------------------------------------------

Daniel J. Edinger          1998   $178,853   $105,240   $  3,033
 President                 1997    130,619     52,801      2,807
                           1996    120,016     90,000      2,513


Raymond G. Fuller          1998   $ 60,580   $ 38,688   $    814
 Director of               1997     59,414     27,261        774
 Customer Operations       1996     54,262     11,014        681


Herbert E. Gerhart         1998   $ 61,152   $ 39,059   $  1,253
 Secretary and Financial   1997     61,152     21,403      1,170
 Manager                   1996     60,255     12,230      1,110


Richard A. Kalin           1998   $ 61,412   $ 39,220   $  1,258
 Controller                1997     61,412     21,494      1,183
                           1996     60,297     12,282        870


Kipp R. Weaver             1998   $ 82,394   $ 52,632   $    968
 Director of Credit        1997     82,394     28,838        704
                           1996     81,198     16,479      6,787

------------------

     (1) Total compensation (defined as base salary or wages, overtime and bonus or incentive compensation) is used in determining the average annual compensation pursuant to the Agway Inc. Retirement Plan. This amount includes all deferred amounts under the Agway Inc. Employees' Thrift Investment Plan and the Agway Inc. Employee's Benefits Equalization Plan.

     (2) Members of the Agway Inc. chief executive officer's staff and other executives designated by the Agway Inc. chief executive officer are eligible for participation in the Agway Inc. management incentive plan. Within Telmark, the President qualified for this program. A bonus may be paid to each eligible executive contingent upon each individual's performance as determined by the President and CEO of Agway Inc., Telmark's net margin, and other performance factors. Bonuses for other Telmark executive officers may be paid to each eligible executive contingent upon each individual's performance as determined by the President of Telmark, Telmark's net margin and other performance factors. Bonuses are reflected in the fiscal year earned regardless of payment date.

     (3) Amounts shown include contributions made by the Company to the Agway Inc. Employees' Thrift Investment Plan and the Agway Inc. Employees' Benefits Equalization Plan and any other payment not appropriately characterized as salary or bonus.

     (4) There are no perquisites paid by the Company in excess of the lesser of $50,000 or 10% of an executives total salary and bonus for the years disclosed.

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYEES' RETIREMENT PLAN

The Employees' Retirement Plan of Agway Inc. (the Retirement Plan) is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan was amended effective July 1, 1998, to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. It provides for retirement benefits, based upon average annual compensation received during the highest 36 consecutive months in the last 10 years of service and credits earned for years of service with the Company. Full credits are earned for service on and after July 1, 1998, and credits equal to approximately 3/4 of the full credits are earned for service prior to July 1, 1998. The benefit is defined as an account balance and can be paid out as a lump sum or an annuity. An employee is 100% vested in his benefit after completing 5 years of service or attaining age 55 after completing one year of service.

The following table shows estimated rounded annual benefits payable upon retirement using the credit formula in effect for service after June 30, 1998, based on certain 3-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65 and using current annuity conversion factors and current Social Security Wage Base.

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE
---------------------------------------------------------------------------------------------
   3-YEAR AVERAGE
    REMUNERATION        5        10         15         20         25         30         35
---------------------------------------------------------------------------------------------

$100,000           $  6,600   $ 12,500   $ 18,400   $ 23,900   $ 29,300   $ 34,300   $ 39,300
 125,000              8,300     15,800     23,300     30,300     37,200     43,500     49,900
 150,000             10,100     19,200     28,300     36,600     45,000     52,700     60,400
 175,000             11,800     22,500     33,200     43,000     52,900     61,900     71,000
 200,000             13,600     25,900     38,100     49,400     60,700     71,100     81,500
 225,000             15,300     29,200     43,000     55,800     68,600     80,300     92,100
 250,000             17,100     32,500     48,000     62,200     76,500     89,500    102,600
 275,000             18,900     35,900     52,900     68,600     84,300     98,700    113,200
 300,000             20,600     39,200     57,800     75,000     92,200    107,900    123,700
 325,000             22,400     42,600     62,700     81,400    100,000    117,100    134,300
 350,000             24,100     45,900     67,600     87,800    107,900    126,300    144,800
 375,000             25,900     49,200     72,600     94,100    115,700    135,600    155,400

Active participants are entitled to receive no less than the value of their benefits accrued under the old formula through June 30, 1998. In addition, most active participants whose age plus service totaled 55 years or more as of July 1, 1998, will receive the greater of the benefit determined under the new formula described above, or the benefit determined had the old formula remained in effect.

The old formula is based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The old formula pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

The following table shows estimated annual benefits under the old formula upon retirement based on certain 5-year average remuneration levels and year-of-service classifications. The table was developed assuming a normal retirement at age 65 and does not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits.

                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE
---------------------------------------------------------------------------------------------
   5-YEAR AVERAGE
    REMUNERATION        5        10         15         20         25         30         35
---------------------------------------------------------------------------------------------
$100,000           $  8,000   $ 16,000   $ 24,000   $ 32,000   $ 40,000   $ 48,000   $ 56,000
 125,000             10,000     20,000     30,000     40,000     50,000     60,000     70,000
 150,000             12,000     24,000     36,000     48,000     60,000     72,000     84,000
 175,000             14,000     28,000     42,000     56,000     70,000     84,000     98,000
 200,000             16,000     32,000     48,000     64,000     80,000     96,000    112,000
 225,000             18,000     36,000     54,000     72,000     90,000    108,000    126,000
 250,000             20,000     40,000     60,000     80,000    100,000    120,000    140,000
 275,000             22,000     44,000     66,000     88,000    110,000    132,000    154,000
 300,000             24,000     48,000     72,000     96,000    120,000    144,000    168,000
 325,000             26,000     52,000     78,000    104,000    130,000    156,000    182,000
 350,000             28,000     56,000     84,000    112,000    140,000    168,000    196,000
 375,000             30,000     60,000     90,000    120,000    150,000    180,000    210,000

Amount under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code; however, the extent of any reduction will vary in individual cases according to circumstances existing at the time pension payments commence. The Agway Inc. Employees' Benefit
Equalization Plan has been established to provide for the amount of any such reduction in annual pension benefits under the Retirement Plan.

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefits, subject to certain minimum benefits. Also, the benefits are based on continuing the Plan's benefit formulas as in effect on June 30, 1998. As of June 30, 1998, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Edinger, 19; Fuller, 13; Gerhart, 25; Kalin, 25; and Weaver, 3. "Compensation" is defined as the regular salary or wages, as reported in the "Salary" column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime, vacation pay and bonuses or special pay.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Company has no compensation committee. The salary of Daniel J. Edinger, President of Telmark is determined by Donald P. Cardarelli, President and CEO of Agway Inc., the parent Company of Telmark. The salary of the other Executive Officers of Telmark is determined by Mr. Edinger. Salaries of all Executive Officers are included in the annual operating budget, which budget is approved by the entire Board of Directors of Telmark.

None of the Executive Officers or Directors who participated in establishing compensation policies had interlocks reportable under Section 402 (j) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding member's equity of the Company is indirectly owned by Agway Inc. None of the executive officers or directors of the Company owns any membership interest of Telmark or either individually or in the aggregate, own greater than 1% of any class of equity securities of its parent company or subsidiaries. All of the other directors are also directors of Agway Inc. Agway is an agricultural cooperative and each of its members including each director owns one share of $25 par value common stock. None of the executive officers and directors either individually or in the aggregate, own greater than 1% of any class of equity security of the Company or of Agway Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company is an indirect wholly-owned subsidiary of Agway and as such, had intercompany transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statement for further information.

                                PRINCIPAL MEMBER

Telmark is a wholly-owned subsidiary of Agway Holdings, Inc. Agway Holdings, Inc. is a wholly-owned subsidiary of Agway Financial Corporation which in turn is a wholly-owned subsidiary of Agway. Agway is one of the largest supply and services cooperatives in the United States.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                            PAGE
                                                                        LOCATION
(A)           INDEX TO DOCUMENT LIST                                    --------
              (1)     FINANCIAL STATEMENTS
                      Among the responses to this Item 14(a)(1) are the following financial statements which are included in
                      Item 8.
                      (i)  Report of Independent Accountants................   9
                      (ii) Consolidated Balance Sheets,
                           June 30, 1998 and 1997...........................  10
                      (iii)Consolidated Statements of  Income and Member's
                           Equity, for the years ended
                           June 30, 1998, 1997, and 1996....................  11
                      (iv) Consolidated Statements of Cash Flow,
                           for the years ended June 30, 1998,
                           1997, and 1996...................................  12
                      (v)  Notes to the Consolidated Financial Statements...  13

              (2)     FINANCIAL STATEMENT SCHEDULES
                      Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

              (3) THE FOLLOWING REQUIRED EXHIBITS ARE EITHER ATTACHED HERETO OR ARE HEREBY INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REGISTRATION STATEMENTS FILED AS SPECIFIED.

                      3 -      ARTICLES OF INCORPORATION

                               3(a) - Certificate of Incorporation of Telmark Inc. (predecessor to Telmark
                                            LLC) dated June 4, 1964,  as amended
                                            September 8, 1964; January 15, 1975;
                                            and   June   16,   1987,   filed  by
                                            reference   to   Exhibit  3  of  the
                                            Registration  Statement  (Form S-1),
                                            File No. 33-70732, dated October 22,
                                            1993.

                               BY-LAWS

                               3(b) - By-laws of Telmark Inc. (predecessor to Telmark LLC) as amended
                                            September 19, 1995, filed by
                                            reference to Exhibit 3 of the Annual
                                            Report (Form 10-K) dated
                                            August 23, 1996.

                               CERTIFICATE OF FORMATION

                               3(c) - Certificate of formation of Telmark LLC dated June 25, 1998, filed herein.

                               LIMITED LIABILITY COMPANY AGREEMENT

                               3(d) - Operating agreement of Telmark LLC dated July 1, 1998, filed herein.

                               CERTIFICATE OF MERGER

                               3(e) - Certificate of Merger of Telmark Inc. into Telmark LLC effective July 1, 1998, filed herein.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

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

              4(c) - Supplemental  Indenture  dated  as of June 30, 1998 between
                     Telmark Inc. and Manufacturers and Trust Company, filed by reference to Exhibit 4 of the Current Report (Form 8-K), File No. 33-70732, dated July 6, 1998.

              4(d) - Supplemental  Indenture  dated  as of July 1, 1998  between
                     Telmark Inc. and Telmark LLC and Manufacturers and Traders Trust Company, filed by reference to Exhibit 4 of the Current Report (Form 8-K), File No. 33-70732, dated July 6, 1998.

(B)           REPORT ON FORM 8-K
              A Current Report (Form 8-K) was filed on July 6, 1998 relating to the merger of Telmark Inc. into Telmark LLC. The merger changed the Company's legal form of doing business from a New York corporation to a Delaware limited liability company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TELMARK LLC
                               (Registrant)


                                By DANIEL J. EDINGER
                                   President
                                   (Principal Executive Officer)

                               Date   8/25/98

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 SIGNATURE                   TITLE                                        DATE
 ---------                   -----                                        ----



 DANIEL J. EDINGER           President                                   8/25/98
                             (Principal Executive Officer)



 PETER J. O'NEILL            Treasurer and Chairman of the Board         8/25/98
                             and Director
                               (Principal Financial Officer
                                & Principal Accounting Officer)



 ANDREW J. GILBERT           Director                                    8/25/98



 SAMUEL F. MINOR             Director                                    8/25/98



 GARY K. VANSLYKE            Director                                    8/25/98



 WILLIAM W. YOUNG            Director                                    8/25/98