Form 10-Q
period 1998-09-30
TELMARK LLC
filed 1998-11-10
CIK 914028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
ACT OF 1934
For the quarterly period ended September 30, 1998
                               ------------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------
Commission file number    33-70732
                       --------------


                                   TELMARK LLC*
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its certificate of formation)


Delaware                                                              16-1551523
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                     13214
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                   Outstanding at November 6, 1998
----------------------                           -------------------------------
Membership Certificate                                        One


* Telmark is a direct wholly owned subsidiary of Agway Holdings, Inc., a subsidiary of Agway, Inc., which is a reporting Company under the Securities Exchange Act of 1934, and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              Pages
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, September 30, 1998 and June 30, 1998.......................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months ended
          September 30, 1998 and 1997.......................................................................      4

          Condensed Consolidated Statements of Cash Flows for the three months ended
          September 30, 1998 and 1997.......................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................      9


SIGNATURES..................................................................................................     10

                          PART I. FINANCIAL INFORMATION

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                     ASSETS

                                                                           September 30,  June 30,
                                                                               1998        1998
                                                                          -------------- ---------
                                                                           (Unaudited)

Restricted cash .........................................................   $   1,856    $   1,704

Leases and notes ........................................................     707,028      688,988

Unearned interest and finance charges ...................................    (178,276)    (175,887)
Net deferred origination costs ..........................................       9,665        9,596
                                                                            ---------    ---------
      Net investment ....................................................     538,417      522,697
Allowance for credit losses .............................................     (28,491)     (27,071)
                                                                            ---------    ---------
      Leases and notes, net .............................................     509,926      495,626

Investments .............................................................      11,850       11,850
Equipment, net ..........................................................         831        1,000
Deferred income taxes ...................................................       3,978        7,030
Other assets ............................................................       1,088        1,106
                                                                            ---------    ---------
   Total assets .........................................................   $ 529,529    $ 518,316
                                                                            =========    =========


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable ........................................................       4,416        5,108
Payable to Agway Inc. ...................................................       8,894        4,443
Accrued expenses, including interest of
      $8,540 - September 30 and $4,262 - June 30 ........................      11,392        7,918
Borrowings under short term lines of credit .............................      42,000       20,000
Borrowings under revolving line of credit ...............................     146,000      165,000
Term debt ...............................................................     185,323      186,677
Subordinated debentures .................................................      34,339       34,006
                                                                            ---------    ---------

   Total liabilities ....................................................     432,364      423,152

Commitments & contingencies

Member's equity .........................................................      97,165       95,164
                                                                            ---------    ---------
   Total liabilities and member's equity ................................   $ 529,529    $ 518,316
                                                                            =========    =========


     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS of INCOME and MEMBER'S EQUITY
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (Thousands of Dollars)
                                   (Unaudited)





                                             1998       1997
                                         ----------   -------

Revenues:
      Interest and finance charges ......   $16,548   $15,411
      Service fees and other income .....       365       351
                                            -------   -------
           Total revenues ...............    16,913    15,762

Expenses:
      Interest Expense ..................     7,365     7,049
      Provision for credit losses .......     1,550     1,516
      Selling, general and administrative     4,577     4,039
                                            -------   -------
           Total expenses ...............    13,492    12,604
Income before income taxes ..............     3,421     3,158

Provision for income taxes ..............     1,420     1,390
                                            -------   -------
Net income ..............................     2,001     1,768

Member's equity, beginning of period ....    95,164    86,406
                                            -------   -------

Member's equity, end of period ..........   $97,165   $88,174
                                            =======   =======

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (Thousands of Dollars)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                    1998       1997
                                                               ----------    --------

Net cash flow provided by operating activities: ..............   $  7,937    $  6,232
                                                                 --------    --------

Cash flows from investing activities:
     Leases originated .......................................    (58,593)    (60,869)
     Leases repaid ...........................................     42,743      37,864
     Purchases of equipment ..................................          0        (107)
                                                                 --------    --------
         Net cash flow used in investing activities ..........    (15,850)    (23,112)
                                                                 --------    --------

Cash flows from financing activities:
     Net change in borrowings under short term lines of credit     22,000       3,000
     Net change in borrowings under revolving line of credit .    (19,000)      9,100
     Proceeds from term debt .................................          0           0
     Repayment of term debt ..................................     (1,337)     (3,259)
     Repayment of capital lease ..............................        (17)        (18)
     Net change payable to Agway Inc. ........................      6,087       7,109
     Proceeds from sale of debentures ........................        333         613
     Net change in restricted cash ...........................       (153)        335
                                                                 --------    --------

         Net cash flow provided by financing activities ......      7,913      16,880
                                                                 --------    --------

         Net change in cash ..................................          0           0

Cash at beginning of period ..................................          0           0
                                                                 --------    --------

Cash at end of period ........................................   $      0    $      0
                                                                 ========    ========



     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

     NOTE 2 - RESTRICTED CASH

     Certain cash accounts, amounting to $1,856 at September 30, 1998 as compared to $1,704 at June 30, 1998 related to securitized leases are held in segregated cash accounts pending distribution to the lease-backed note holders and are restricted in their use.

     NOTE 3 - CASH MANAGEMENT

     In lieu of having its own cash account the Company utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. is dependant on the timing of deposits and the drawing of checks.

     NOTE 4 - YEAR 2000

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

     Telmark utilizes a number of computers and computer software (systems) in the conduct of its business that are principally involved in the flow of information. Telmark initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All systems have been inventoried. Those systems determined to be at risk were prioritized, and plans were put in place to upgrade systems by remediation, replacements, or doing without these systems. Through September 1998, the assessment and planning phases have been completed. The remaining portion of these plans are in process of implementation with final implementation scheduled to be completed in June 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in the enterprise-wide testing environment.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 4 - YEAR 2000 (continued)

     The Company's ultimate Parent, Agway Inc., engaged an international consulting firm in March 1998 to evaluate the Parent Company's overall approach to year 2000 plans and implementation compared to industry "best practices." Based on this review, Telmark has increased the involvement of higher-level management to assure a focus on the implementation timetable and the development of specific contingency plans, and has initiated development of a more comprehensive enterprise-wide testing environment to be in place by December 1998. The business continuity plans are expected to be completed by January 1999.

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

     The Company expects to incur internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems are expected to cost the Company approximately $235, of which $190 has been incurred and $45 is expected to be incurred from October 1998 through December 1999. Additionally, the Company estimates the cost to remediate all other areas may approximate $500. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS
Total revenues of $16,900 for the first quarter of 1999 increased by $1,200 (7%) as compared to the first quarter of the prior year. This increase is due primarily to higher investment in leases and notes. The Company's net investment in leases and notes increased by $15,700 (3%) to $538,400 in the first quarter of 1999, as compared to a $22,900 (5%) increase in net investment in leases to $492,700 for the corresponding period in the prior year.

Income from operations before income taxes for the first quarter of 1999 was $3,400, which was an increase of $300 (8%) over the first quarter of the prior year. The increase in total revenues was partially offset by increases in selling, general and administrative expenses and provision for credit losses.

Total expenses increased $900 (7%) to $13,500 for the first quarter of 1999 as compared to $12,600 in the corresponding period in the prior year. The increase in expenses is primarily attributable to increases in interest expense and selling, general and administrative expenses. Interest expense increased $300 (4%) to $7,400 for the first quarter of 1999 as compared to the corresponding period in the prior year. The Company's higher average levels of interest bearing debt in the first quarter as compared to the corresponding period in the previous year, partly offset by slightly lower interest rates, is the primary reason for this increase in interest expense. Selling, general and administrative expenses increased $500 (13%) to $4,600 for the first quarter of 1999 as compared to the corresponding period of the prior year. These increases are attributable to increased sales and other payroll costs required to manage the larger portfolio as compared to the corresponding period in the prior year.

The provision for credit losses increased slightly to $1,600 in the first quarter as compared to $1,500 in the corresponding period in the prior year, due to an increase in the size of the lease portfolio.

LIQUIDITY AND CAPITAL RESOURCES
The Company endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. The Company has financed its operations, including the growth of its lease portfolio, principally through borrowing under its lines of credit, private placements of debt with institutional investors, sale of debentures to the public, lease-backed asset securitization, principal collections on leases and cash provided from operations.

Cash flows from operating activities of $7,900 in the three months ended September 30, 1998 is $1,700 (27%) higher than the corresponding period in the prior year. Cash used in investing activities decreased $7,300 (31%) to $15,900 in the three months ended September 30, 1998 as compared to the first quarter of the prior year due to a decrease in lease originations of $2,300 (4%), and an increase of $4,900 (13%) in principal repayments on leases in the three months ended September 30, 1998 as compared to the first three months of the prior year. The cash utilized in investing activities in the three months ended September 30, 1998 was financed with net borrowings from financing activities of $7,900 and the $7,900 from operations. In the prior year, cash used in investing activities was provided by $6,200 from operating activities and $16,900 from financing activities.

As of September 30, 1998, the Company has credit facilities available from banks which allow the Company to borrow up to an aggregate of $302,000. Uncommitted short-term line of credit agreements permit the Company to borrow up to $52,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 1998, under the short-term lines of credit and the revolving term loan facility was $42,000 and $146,000, respectively.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $52,000 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through February 1, 2000. The increase in the availability and outstanding's under the lines of credit are necessary to support growth of the Company's portfolio of leases and notes. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

OTHER MATTERS
The Company continues to evaluate year 2000 readiness. See footnote 4 to the Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      A current report (Form 8-K) was filed on July 6, 1998, relating to the merger of Telmark Inc. into Telmark LLC. The merger changed the company's legal form of doing business from a New York corporation to a Delaware limited liability company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TELMARK LLC
                                                     (Registrant)


Date     November 6, 1998               By /s/ Daniel J. Edinger
      -------------------------         ----------------------------------------
                                        Daniel J. Edinger, President
                                        (Principal Executive Officer)



Date     November 6, 1998               By  /s/ Peter J. O'Neill
      -------------------------         ----------------------------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)