Form 10-Q
period 1998-12-31
TELMARK LLC
filed 1999-02-05
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended December 31, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the transition period from                  to
                               ---------------     ---------------
Commission file number    33-70732
                       ---------------

                                  TELMARK LLC*
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


                                  315-449-7935
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---
Indicate the number of shares outstanding of each of the registrant's equity securities, as of the latest practicable date.


                  Class                          Outstanding at January 30, 1999
-------------------------------------         ----------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, December 31, 1998 and June 30, 1998........................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months and
          six months ended December 31, 1998 and 1997.......................................................      4

          Condensed Consolidated Statements of Cash Flows for the six months ended
          December 31, 1998 and 1997........................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     11


SIGNATURES..................................................................................................     12

                          PART I. FINANCIAL INFORMATION

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                          December 31,              June 30,
                                                                              1998                    1998
                                                                         --------------------- ------------------
                                                                           (Unaudited)
Restricted Cash..........................................................    $    2,714             $      1,704

Leases and notes.........................................................       717,408                  688,988
Unearned interest and finance charges....................................      (183,732)                (175,887)
Net deferred origination costs...........................................         9,929                    9,596
                                                                            ------------        ----------------
      Net investment.....................................................       543,605                  522,697
Allowance for credit losses.............................................        (30,157)                 (27,071)
                                                                            ------------          ---------------
      Leases and notes, net..............................................       513,448                  495,626

Investments..............................................................        11,850                   11,850
Equipment, net...........................................................           696                    1,000
Deferred income taxes....................................................         5,579                    7,030
Other assets.............................................................         1,062                    1,106
                                                                            ------------           -------------
   Total Assets..........................................................     $ 535,349                $ 518,316
                                                                             ===========              ==========


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.....................................................             5,165                    5,108
Payable to Agway Financial Corporation ..............................            22,023                    4,443
Accrued expenses, including interest of
      $3,940 - December 31 and $4,262 - June 30 .....................             7,453                    7,918
Borrowings under short term lines of credit..........................            10,000                   20,000
Borrowings under revolving line of credit............................           178,000                  165,000
Term debt............................................................           176,713                  186,677
Subordinated debentures..............................................            36,441                   34,006
                                                                             -----------               ----------

      Total liabilities..............................................            435,795                 423,152

Commitments & contingencies

Member's equity......................................................            99,554                   95,164
                                                                             -----------               ---------
      Total liabilities and member's equity..........................         $ 535,349                $ 518,316
                                                                             ===========               =========


          See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                      Three months ended                          Six months ended
                                                         December 31,                               December 31,
                                             -------------------------------------      -------------------------------------
                                                  1998                  1997                 1998                  1997
                                             ---------------      ----------------      ---------------       ---------------

Revenues:
     Interest and finance charges                    $17,194               $15,968              $33,742               $31,379
     Service fees and other income                       389                   378                  754                   729
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               17,583                16,346               34,496                32,108
Expenses:
     Interest expense                                  7,189                 7,098               14,554                14,147
     Provision for credit losses                       2,020                 1,900                3,570                 3,416
     Selling, general and administrative               4,353                 3,843                8,930                 7,882
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               13,562                12,841               27,054                25,445
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             4,021                 3,505                7,442                 6,663
Provision for income taxes                             1,632                 1,517                3,052                 2,907
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             2,389                 1,988                4,390                 3,756
Member's equity, beginning of period                  97,165                88,174               95,164                86,408
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period                       $99,554               $90,162              $99,554               $90,162
                                             ===============      ================      ===============       ===============




      See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31,
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                           Increase (Decrease) in Cash

                                                                                          1998               1997
                                                                                     -------------       ------------

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:...............................       $      10,937       $     10,582
                                                                                     --------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated........................................................            (119,754)          (116,557)
     Leases repaid............................................................              98,362             95,262
     Purchases of equipment...................................................                 (12)              (202)
                                                                                     --------------      --------------
         Net cash flow used in investing activities...........................             (21,404)          (21,497)
                                                                                     ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term lines of credit...             (10,000)            3,000
     Net increase (decrease) in borrowings under revolving line of credit.....              13,000            (24,200)
     Proceeds from term debt..................................................                   0             60,000
     Repayment of term debt...................................................              (9,947)           (31,580)
     Net increase (decrease) payable to Agway Financial Corporation...........              16,006             (1,162)
     Proceeds from sale of debentures.........................................               2,435              6,218
     Net increase (decrease) in restricted cash...............................              (1,010)            (1,361)
                                                                                     --------------        -----------

         Net cash flow provided by financing activities.......................              10,467             10,915
                                                                                     --------------        -----------

         Net increase (decrease) in cash......................................                   0                  0

Cash at beginning of period...................................................                   0                  0
                                                                                     -------------         -----------

Cash at end of period.........................................................       $         0           $        0
                                                                                     ===========           ===========



     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

     NOTE 2 - RESTRICTED CASH

     Cash related to securitized leases is held in segregated accounts pending distribution to the lease-backed note holders and is restricted in its use. On December 31, 1998 restricted cash was $2,714 compared to $1,704 on June 30, 1998.

     NOTE 3 - CASH MANAGEMENT

     Instead of having its own cash account the Company uses the depository accounts Agway Financial Corporation, drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Financial Corporation varies on a daily basis depending on the timing of deposits and the drawing of checks.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS
Total revenues for the three-month and six-month periods ended December 31, 1998 compared to the corresponding periods of the prior year are as follows:

                       1998             1997           $ Increase     % Increase
                       ----             ----           ----------     ----------
  Three-months       17,600           16,300             1,300            8.0
  Six-months         34,500           32,100             2,400            7.5

The increase in total revenues in 1998 is mostly due to an increase in the Company's investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month and six-month periods ended December 31, 1998 compared to the corresponding periods of the prior year are as follows:

                       1998             1997           $ Increase     % Increase
                       ----             ----           ----------     ----------
  Three-months       530,600          481,300            49,300          10.0
  Six-months         534,900          484,400            50,500          10.0

Increases in expenses for the three-month and six-month periods ended December 31, 1998 compared to the corresponding periods in the prior year are as follows:

                                  Three-months                    Six-months
                                  ------------                  ----------------
                                    $       %                     $        %
                                  ----    ----                 -----    -------

Interest expense                  $100    1.3%                  $400     2.9%

Selling, general, and             $500    13.3%                $1,100    13.3%
         administrative
         expenses

Provision for credit              $100     6.3%                 $200      4.5%
         losses

Total expenses                    $700     5.6%                $1,600     6.3%

The increase in interest expense is due to an increase in the amount of debt required to finance the increase in the amount of net leases and notes, partly offset by lower interest rates on new and replacement debt than the same periods in the prior year.

The increase in selling, general and administrative expenses was primarily the result of higher payroll and related expenses. The increase in payroll was partly offset by lower professional services ($200) as some information technology services are being provided internally rather than being outsourced, and by higher levels of deferred initial costs associated with the new lease volume.

The provision for credit losses increased due to an increase in the size of the lease portfolio.

Net income for the three-months ended December 31, 1998 was $2,400, an increase of $400 (20%) from the corresponding period in the prior year. For the six-months ended December 31, 1998, net income was $4,400, an increase of $600 (17%) from the corresponding period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES (continued)
Instead of having its own cash account the Company uses the depository accounts Agway Financial Corporation, drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Financial Corporation varies on a daily basis depending on the timing of deposits and the drawing of checks.

Cash flows from operating activities of $10,900 in the six months ended December 31, 1998 is $400 (3%) higher than the corresponding period in the prior year. Cash used in investing activities decreased $100 (0.4%) to $21,400 in the six months ended December 31, 1998 as compared to the corresponding period of the prior year. The cash used in investing activities in the six months ended December 31, 1998 was financed with net borrowings from financing activities of $10,500 and the $10,900 from operations. In the prior year, cash used in investing activities was financed with net borrowings from financing activities of $10,900 and $10,600 from operations.

As of December 31, 1998, the Company had credit facilities available from banks which allow the Company to borrow up to an aggregate of $302,000. Uncommitted short-term line of credit agreements permit the Company to borrow up to $52,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of December 31, 1998, under the short-term lines of credit and the revolving term loan facility was $10,000 and $178,000, respectively.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $52,000 of lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through February 1, 2000.

Through a wholly owned special purpose subsidiary, the Company, has two classes of lease-backed notes outstanding totaling $14,700 and $17,700 at December 31, 1998, and June 30, 1998, respectively, payable to insurance companies. Interest rates on these classes of notes are 6.58% and 7.01%, respectively. The notes are collateralized by leases, which were sold to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. Final scheduled maturity of these notes in December 2004.

Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

The Company believes it has sufficient lines of credit in place to meet interim funding needs.

OTHER MATTERS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the
Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market
                                        8

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

OTHER MATTERS (CONTINUED)
decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

YEAR 2000 READINESS
The approach of the year 2000 presents potential issues to all organizations who use computers in the conduct of their business or depend on business partners who use computers. To the extent computer use is date-sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

Telmark initiated its year 2000 compliance efforts in January 1996. In July 1998, Telmark's President assumed direct responsibility for the full year 2000 project to assure a focus on the implementation timetable and the development of specific continuity plans.

Telmark utilizes a number of computers and computer software in the conduct of its business that are principally involved in the flow of information. This includes the software for tracking the lease portfolio, the financial and administration software, and the related hardware and operating system software. It also includes the personal computers and software used by the field sales force. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All critical hardware and operating software has been inventoried and made year 2000 ready through replacement or remediation. This hardware and software is in process of being tested for compliance which is planned to be completed by March 1999. All application software has been inventoried. Software determined to be at risk was prioritized, and plans were put in place to upgrade through remediation, replacements, or doing without certain software. In December 1998 the lease portfolio tracking software was updated to a new version and the financial and administration applications have been replaced by applications that the vendors certify as year 2000 compliant. Testing of the year 2000 compliance of this software is expected to be completed by April 1999. The new vendor software and the interaction of that software with other systems will be tested by June 1999 in an enterprise wide test environment. New year 2000 compliant personal computers and operating systems will be acquired for the field sales force and the related application software is in process of remediation and testing. Implementation of this upgraded and fully tested hardware and software is planned for August 1999.

In addition to the information technology applications review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. External interfaces to internal information technology applications have been tested and are compliant. There are no embedded chips used in the business operations. Business continuity plans are expected to be completed by February 1999.

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

YEAR 2000 READINESS (CONTINUED)
The Company expects to incur internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical software application enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing applications are expected to cost the Company approximately $745, of which $213 has been incurred and $532 is expected to be incurred in calendar year 1999. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELMARK LLC
                                     (REGISTRANT)


DATE     FEBRUARY 4, 1999            BY /S/ DANIEL J. EDINGER
      -------------------------         ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE     FEBRUARY 4, 1999            BY /S/ PETER J. O'NEILL
      -------------------------         ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)