Form 10-Q
period 1999-03-31
TELMARK LLC
filed 1999-05-04
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---- ACT OF 1934
For the quarterly period ended March 31, 1999
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934
For the transition period from                     to
                               -------------------    -------------------

Commission file number    33-70732
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


                                  315-449-7935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's equity securities, as of the latest practicable date.


       Class                                       Outstanding at April 30, 1999
----------------------                             -----------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                             PAGES
                                                                                                             -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, March 31, 1999 and June 30, 1998...........................    3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months and
          nine months ended March 31, 1999 and 1998.........................................................    4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1999 and 1998...........................................................................    5

          Notes to Condensed Consolidated Financial Statements..............................................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............    7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................   10

                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     11


SIGNATURES..................................................................................................     12

                          PART I. FINANCIAL INFORMATION

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                             March 31,           June 30,
                                                                               1999                1998
                                                                            ------------       ------------
                                                                            (Unaudited)

Restricted Cash..........................................................    $    1,837        $      1,704

Leases and notes.........................................................       729,932             688,988
Unearned interest and finance charges....................................      (188,216)           (175,887)
Net deferred origination costs...........................................        10,616               9,596
                                                                             -----------        ------------
      Net investment.....................................................       552,332             522,697
Allowance for credit losses.............................................        (30,796)            (27,071)
                                                                             -----------        ------------
      Leases and notes, net..............................................       521,536             495,626

Investments..............................................................        12,780              11,850
Equipment, net...........................................................           457               1,000
Deferred income taxes....................................................         6,394               7,030
Other assets.............................................................         1,044               1,106
                                                                             -----------       -------------
   Total Assets..........................................................    $  544,048        $    518,316
                                                                             ===========       =============


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.....................................................             5,512               5,108
Payable to Agway Inc. and subsidiaries ..............................            11,221               4,443
Accrued expenses, including interest of
      $8,299 - March 31 and $4,262 - June 30 ........................            12,497               7,918
Borrowings under short term lines of credit..........................            52,000              20,000
Borrowings under revolving line of credit............................           151,000             165,000
Term debt............................................................           171,810             186,677
Subordinated debentures..............................................            37,125              34,006
                                                                             -----------       -------------

      Total liabilities..............................................           441,165             423,152

Commitments & contingencies

Member's equity......................................................           102,883              95,164
                                                                             -----------       -------------
      Total liabilities and member's equity..........................        $  544,048        $    518,316
                                                                             ===========       =============


     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                      Three months ended                          Nine months ended
                                                           March 31,                                  March 31,
                                             -------------------------------------      -------------------------------------
                                                  1999                  1998                  1999                 1998
                                             ---------------      ----------------      ---------------       ---------------
Revenues:
     Interest and finance charges                    $16,797               $15,767              $50,539               $47,146
     Service fees and other income                       472                   443                1,226                 1,172
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               17,269                16,210               51,765                48,318
Expenses:
     Interest expense                                  5,610                 5,654               20,164                19,801
     Provision for credit losses                       1,959                 1,809                5,529                 5,225
     Selling, general and administrative               3,943                 4,179               12,873                12,061
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               11,512                11,642               38,566                37,087
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             5,757                 4,568               13,199                11,231
Provision for income taxes                             2,428                 1,965                5,480                 4,872
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             3,329                 2,603                7,719                 6,359
Member's equity, beginning of period                  99,554                90,162               95,164                86,406
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period                      $102,883               $92,765             $102,883               $92,765
                                             ===============      ================      ===============       ===============




     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                           Increase (Decrease) in Cash


                                                                                    1999               1998
                                                                                --------------      -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:...............................  $      22,656       $   17,196
                                                                                --------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated........................................................       (176,672)        (165,272)
     Leases repaid............................................................        145,232          131,707
     Purchases of equipment...................................................            (12)            (323)
     Purchase of investments..................................................           (930)          (1,043)
                                                                                --------------     ------------
         Net cash flow used in investing activities...........................        (32,382)         (34,931)
                                                                                --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in borrowings under short term lines of credit..............         32,000            3,000
     Net decrease in borrowings under revolving line of credit................        (14,000)         (15,900)
     Proceeds from term debt..................................................              0           60,000
     Repayment of term debt...................................................        (14,579)         (37,751)
     Net increase payable to Agway Inc. and subsidiaries......................          3,607            1,735
     Proceeds from sale of debentures.........................................          2,831           11,558
     Repayment of debenture...................................................              0           (4,740)
     Net decrease in restricted cash..........................................           (133)            (167)
                                                                                --------------     ------------

         Net cash flow provided by financing activities.......................          9,726           17,735
                                                                                --------------     ------------

         Net change in cash...................................................              0                0

Cash at beginning of period...................................................              0                0
                                                                                --------------     ------------

Cash at end of period.........................................................  $           0      $         0
                                                                                ==============     ============



     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

     NOTE 2 - RESTRICTED CASH

     Cash related to securitized leases is held in segregated accounts pending distribution to the lease-backed note holders and is restricted in its use. On March 31, 1999 restricted cash was $1,837 compared to $1,704 on June 30, 1998.

     NOTE 3 - CASH MANAGEMENT

     Instead of having its own cash account the Company uses the depository accounts Agway Inc. and subsidiaries, drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. and subsidiaries varies on a daily basis depending on the timing of deposits and the drawing of checks.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS
The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

Total revenues for the three-month and nine-month periods ended March 31, 1999 compared to the corresponding periods of the prior year are as follows:

                                  1999             1998           $ Increase       % Increase
                                  ----             ----           ----------       ----------
         Three-months            17,300           16,200             1,100            6.5%
         Nine-months             51,800           48,300             3,400            7.1%

The increase in total revenues in 1999 is mostly due to an increase in the Company's investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month and nine-month periods ended March 31, 1999 compared to the corresponding periods of the prior year are as follows:

                                  1999             1998           $ Increase       % Increase
                                  ----             ----           ----------       ----------
         Three-months            548,000          496,300           51,700            10.4%
         Nine-months             539,300          488,800           50,500            10.3%

Increases and decreases in expenses for the three-month and nine-month periods ended March 31, 1999 compared to the corresponding periods in the prior year are as follows:

                                  Three-months                     Nine-months
                                 ---------------                  --------------
                                    $       %                       $        %
                                 ------- -------                  -----    -----
Interest expense                   $0      0%                     $400      1.8%

Selling, general, and             (200)   (5.7%)                  $800      6.7%
         administrative
         expenses

Provision for credit losses       $200     8.3%                   $300      5.8%
                                 ------- -------                  -----    -----

Total expenses                    (100)   (1.1%)                  $1,500    4.0%

The small changes in interest expense are due to a small increase in the amount of debt required to finance the increase in the amount of net leases and notes, partly or fully offset by lower interest rates on new and replacement debt than the same periods in the prior year.

A recent study indicated a higher portion of our costs are associated with the initial acquisition of business. In the three months ended March 31, 1999, we began deferring costs in accordance with those study results. That change had the effect of reducing selling, general and administrative expenses as compared to the three month period ended March 31, 1998. The increase in selling, general and administrative expenses for the nine months was primarily the result of higher payroll and related expenses. The increase in payroll was partly offset by lower professional services as some information technology services are being provided internally rather than being outsourced, and by higher levels of deferred initial costs associated with the new lease volume.

                   TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
The provision for credit losses increased due to an increase in the size of the lease portfolio.

Net income for the three-months ended March 31, 1999 was $3,300, an increase of $700 (28%) from the corresponding period in the prior year. For the nine-months ended March 31, 1999, net income was $7,700, an increase of $1,400 (21%) from the corresponding period in the prior year.

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

Instead of having its own cash account the Company uses the depository accounts Agway Inc. and subsidiaries, drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. and subsidiaries varies on a daily basis depending on the timing of deposits and the drawing of checks.

Cash flows from operating activities of $22,700 in the nine months ended March 31, 1999 is $5,500 (32%) higher than the corresponding period in the prior year. Cash used in investing activities decreased $2,500 (7.3%) to $32,400 in the nine months ended March 31, 1999 as compared to the corresponding period of the prior year. The cash used in investing activities in the nine months ended March 31, 1999 was financed with net borrowings from financing activities of $9,700 and the $22,700 from operations. In the prior year, cash used in investing activities was financed with net borrowings from financing activities of $17,700 and $17,200 from operations.

As of March 31, 1999, the Company had credit facilities available from banks which allow the Company to borrow up to an aggregate of $302,000. Uncommitted short-term line of credit agreements permit the Company to borrow up to $52,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized (by stock in a cooperative bank) revolving line of credit permits the Company to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 1999, under the short-term lines of credit and the revolving term loan facility was $52,000 and $151,000, respectively.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $52,000 of lines of credit all have terms expiring during the next 12 months.
The $250,000 revolving term loan facility is available through August 1, 2000.

At March 31, 1999, Telmark had balances outstanding on unsecured senior notes from private placements totaling $160,000 as compared to $169,000 June 30, 1998. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by Telmark.

Through a wholly owned special purpose subsidiary, the Company has two classes of lease-backed notes outstanding totaling $11,800 and $17,700 at March 31, 1999, and June 30, 1998, respectively, payable to insurance companies. Interest rates on these classes of notes are 6.58% and 7.01%, respectively. The notes are collateralized by leases, which were sold to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The final scheduled maturity of these notes is December 2004.
                                        8

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

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

Telmark utilizes a number of computers and computer software programs in the conduct of its business that are principally involved in the flow of information. This includes the software for tracking the lease portfolio, the financial and administration software, and the related hardware and operating system software. It also includes the personal computers and software used by the field sales force. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All critical hardware and operating software has been inventoried and made year 2000 ready through replacement or remediation. This hardware and software has been tested for compliance as of March 1999. All application software has been inventoried. Software determined to be at risk was prioritized, and plans were put in place to upgrade through remediation, replacements, or doing without certain software. In December 1998 the lease portfolio tracking software was updated to a new version and the financial and administration applications have been replaced by applications that the vendors certify as year 2000 compliant. Testing of the year 2000 compliance of this software was completed in April 1999. The new vendor software and the interaction of that software with other systems was also tested in April in an enterprise wide test environment. New year 2000 compliant personal computers and operating systems will be acquired for the field sales force and the related application software is in process of remediation and testing. Implementation of this upgraded and fully tested hardware and software is planned for August 1999.

In addition to the information technology applications review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. External interfaces to internal information technology applications have been tested and are compliant. There are no embedded chips used in the business operations. Business continuity plans were completed in March 1999.

The year 2000 compliance issue is an uncertainty that is continuously being monitored as the Company implements its plans. Based on the work performed to date, the Company presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. Our research to date gives us increased confidence in many of these infrastructure components but also persuades us that absolute certainty regarding their performance will not likely be possible prior to passing into the year 2000. To the extent failure occurs in such activities, which are outside the Company's control, it could affect the Company's ability to service its customers with the same degree of effectiveness with which they are served presently. The Company has identified elements of the infrastructure that are of greater significance to its operations, obtaining information on an ongoing basis as to their expected year 2000 readiness, and determining alternative solutions if required.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

YEAR 2000 READINESS (CONTINUED)
The Company expects to incur internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical software application enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing applications and replacement of hardware are expected to cost the Company approximately $721, of which $255 has been incurred and $466 is expected to be incurred in calendar year 1999. The majority of the costs expected to be incurred is for the purchase of new personal computers for the field sales force. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telmark does not use derivatives and other interest rate instruments. The principal cash flow of the Company's debt obligations and related weighted average interest rates by contractual maturity dates have not materially changed since June 30, 1998. Quantitative and Qualitative Disclosures about market risk are contained in Item 7a of the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TELMARK LLC
                                        (REGISTRANT)


DATE  MAY 3, 1999                    BY /S/ DANIEL J. EDINGER
      --------------                    ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE  MAY 3, 1999                    BY /S/ PETER J. O'NEILL
      --------------                    ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)