Form 10-K405
period 1999-06-30
TELMARK LLC
filed 1999-09-20
CIK 914028

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
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
                                                         X
            ---                                         ---
             No                                         Yes

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  OF PART  III OF THIS  FORM  10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    X
                               ---

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT SEPTEMBER 10, 1999.
                                      ZERO

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S EQUITY SECURITIES, AS OF THE LATEST PRACTICABLE DATE.

      CLASS                                    OUTSTANDING AT SEPTEMBER 10, 1999
----------------------                         ---------------------------------
MEMBERSHIP CERTIFICATE                                        ONE

TELMARK IS A DIRECT WHOLLY OWNED SUBSIDIARY OF AGWAY HOLDINGS, INC., A SUBSIDIARY OF AGWAY, INC., WHICH IS A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1999
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                              CROSS-REFERENCE SHEET


                                     PART I

                                                                                                               Page
Item 1. & 2.      Business and Properties.........................................................................3
Item 3.           Legal Proceedings...............................................................................5
Item 4.           Submission of Matters to Vote of Security Holders...............................................5


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Membership Matters........................6
Item 6.           Selected Financial Data.........................................................................6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations...........6
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................11
Item 8.           Financial Statements...........................................................................12
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........25


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................26
Item 11.          Executive Compensation.........................................................................27
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................29
Item 13.          Certain Relationships and Related Transactions.................................................30


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................31

                  Signatures.....................................................................................33

                                     PART I

ITEM 1. & 2.  BUSINESS AND PROPERTIES

Telmark LLC ("Telmark," "we," "our," "us" or "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company that was formed solely to carry on the business of Telmark in limited liability company, rather than corporate, form. We are owned and controlled by Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States, in terms of revenues, based on a 1998 Co-op 100 Index produced by the National Cooperative Bank. We are a direct wholly-owned subsidiary of Agway Holdings, Inc., an indirect subsidiary of Agway.

Agway is subject to certain informational reporting requirements of the Securities Exchange Act of 1934 and in accordance with those rules, files reports and other information with the Commission. Reports filed with the Commission can be inspected at the Public Reference Section of the Commission at 450 Fifth Street N.W., Washington D.C. 20549 and at the regional offices of the Commission at Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661, and Seven World Trade Center, 13th Floor, New York, New York 10048. Copies of the materials can be obtained from the Commission at prescribed rates.

Our operations are comprised almost exclusively of direct finance leasing of agricultural related equipment, vehicles and buildings to farmers or other rural businesses that serve the agricultural marketplace. Our leases offer customers an alternative to directly purchasing or borrowing to purchase as a means of acquiring the use of equipment, vehicles or buildings.

         o        We branded our leasing service as Agrilease(R) and TFS(SM).
         o We highlight our service-oriented approach in advertisements and product brochures.

We have over 17,000 customers, most of whom are in the dairy, forestry crops and transportation industries. Our customers are farmers and other rural businesses as well as manufacturers and independent dealers who serve the agricultural marketplace.

We operate throughout the continental United States and Canada. Our own field representatives serve customers in 29 states. We serve customers in other states through unaffiliated dealers of equipment distributed by selected farm equipment manufacturers.

We compete with finance affiliates of equipment manufacturers, agricultural financial institutions, other independent finance and leasing companies, and commercial banks. Many of these organizations have substantial financial and other resources and as a consequence are able to compete on a long-term basis within the market segment which we serve. See "Business of Telmark - Competition," in our Annual Report to Investors provided with this prospectus.

We use direct mail, advertisements in trade magazines and referrals from equipment retailers and building contractors to solicit customers. Our main competitors are agricultural lenders and other leasing companies. We believe that we compete effectively because of:

         o        our special expertise in agricultural equipment financing;
         o        our close relationship with the farming community;
         o        our focus on service;
         o        our financial strength; and
         o        our credit management.

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 70% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 1999, the largest concentration was in crops enterprises which represented 19% of the portfolio, dairy enterprises which represented 17% of the portfolio, and wood products enterprises which represented 12% of the portfolio. At June 30, 1999, approximately 44% of our net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Developments in any of these areas of concentration could affect operating results adversely.

We offer a variety of lease financing packages, with varying payment schedules on a monthly, quarterly, semiannual or annual basis, depending on the expected timing of customer cash flows and customer credit quality and the customer's individual preferences.

With a direct finance lease our customers have use of the leased property over a specified term for a periodic rental charge: i.e., the lease payment. Customers make lease payments in advance. In most cases, at least two months of the lease payments are collected in advance before the lease starts. We require the advance payment to provide protection in the event of default on the lease.

We offer most of the direct finance leases for a period which does not exceed our estimate of the useful life of the equipment, vehicle, or the building leased.

         o We offer equipment and vehicle leases typically for a period of 3 to 6 years, and generally do not exceed eight years.
         o We offer building leases typically for longer terms (e.g., 5 to 10 years) than for equipment leases, up to maximum terms of 15 years.

As of June 30, 1999, our outstanding leases had an average original term of approximately 5.5 years and average remaining term of approximately 4 years.

Generally, the customer selects the supplier of the equipment or other property to be leased and we are not responsible for its suitability, performance, life, or any other characteristics. Our primary responsibility is to buy the property from the supplier, lease it to the customers, and collect the lease payments although in certain circumstances we have agreed to indemnify customers if certain adverse tax consequences arise in connection with a lease. We cannot predict our liability under these indemnification provisions, but we believe that our liability is remote and the net effect of any liability is not material. Telmark also offers financing through specific equipment manufacturer programs.

We retain title to the leased property, but our customers are responsible for insurance, repairs, maintenance, service, and property taxes. At the expiration of the direct finance lease term, the lessee has an option to:

         o        purchase the leased property,
         o        renew the lease, or
         o        return the leased property to us.

Historically, in most of our lease transactions, the lessee has purchased the leased property or equipment upon termination of the lease.

Telmark has internal credit approval policies that are required to be followed prior to entering into any lease transaction. The required procedures vary by kind and size of transaction. We set credit approval limits based on the total amount of leases outstanding to the customer. We assign lending authority to members of management depending on position, training, and experience. Telmark's Board of Directors must approve all lease amounts exceeding $1 million. After a Telmark field representative completes a financial application, we conduct a thorough credit approval process.

Telmark retains title to the equipment or building leased. If appropriate, Telmark obtains a lien on the real estate owned by the farmer or customer as collateral for payments under a building lease. We maintain monthly delinquency reports which monitor leases that have been delinquent for over 30 days, as well as non-earning leases. Generally, accounts past due at least 120 days, as well as accounts in foreclosure or bankruptcy, are transferred to non-earning status. The potential losses from non-earning leases are partly offset by our ability to repossess leased property and to foreclose on other property in which we have been granted a security interest. Accounts are generally written off at the earlier of the time they are determined to be uncollectible or when they become one year past due.

We may not be able to collect lease payments under the following circumstances:

         o        Bankruptcy of the customer;
         o        Defaults by customer; or
         o        Contract disputes between customers and suppliers.

The ultimate collectibility of amounts due under our leases is directly dependent upon the credit practices we use, and the creditworthiness of our customers. Even though we follow our credit policies and we establish reserves for bad debts, there are other factors that could significantly impact a customer's ability to pay and consequently, our lease collection experience and our earnings. Additional factors that might impact our ability to collect lease payments are:

         o        Changes in general economic conditions;
         o Changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely effect the level of income of our customers;
         o        Adverse  weather-related conditions that negatively impact the agricultural productivity and income of customers; and
         o        Oversupply of, or reduced demand for, agricultural commodities produced by our customers.

We realize net earnings, if revenues from our leases, exceed our operating expenses and income taxes. Our "revenue" from a lease is the sum of all payments due under the lease plus the residual value of the leased property, less the cost of purchasing the leased property.

         o "Operating expenses" include interest expense, provision for credit losses (the dollar amount Telmark sets aside to cover its estimated losses should a customer fail to make required payments under a lease), and selling, general and administrative expenses, including our payroll costs, rent, advertising costs and fees paid for credit checking and legal and accounting services.
         o "Interest expense" is the single largest operating cost of Telmark and is primarily the interest it must pay on the amounts borrowed from banks and other investors to finance leases.

We lease all of our office space from Agway. We do not own any of the real property we use for office facilities.

We have three wholly owned subsidiaries:

         o        Telease Financial Services, Ltd.
         o        Telmark Lease Funding I, LLC; and
         o        Telmark Lease Funding II, LLC.

Telease Financial Services, Ltd. is a Canadian Corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding I, LLC was established solely to enable a lease securitization financing entered into during 1997. Telmark Lease Funding II, LLC was established solely to enable a lease securitization financing entered into in 1999.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any litigation or legal proceedings pending, or to the best of our knowledge threatened, which, in the opinion of management, individually or in the aggregate, would have a material adverse affect on our results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERSHIP
         MATTERS
Effective July 1, 1998 Telmark Inc's. common stock was cancelled by virtue of the merger of Telmark Inc. with and into Telmark LLC, with Telmark LLC being the surviving entity in the merger. We have one limited liability company membership interest outstanding, which is indirectly owned by Agway through its wholly-owned subsidiary Holdings. There is no public market for the membership interest and we do not expect one to develop. During the years ended June 30, 1999, 1998, and 1997, Telmark or its predessor paid no dividends with respect to its common stock and there was no distribution of member's equity. Under a loan covenant, dividends are prohibited to the extent they exceed 75% of net income for the period beginning on October 1, 1997, through the date of determination, inclusive. As of June 30, 1999, $13.0 million of member's equity was free of this restriction.

ITEM 6.  SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (000 OMITTED)
1999 COMPARED TO 1998.

NET INCOME
Our Net Income Increased by 1,600 (18%) from $8,800 in 1998 to $10,400 in 1999.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Net income                         $10,400           $8,800            $1,600           18%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases and notes receivable during 1999 as compared to 1998.

TOTAL REVENUES
Total Revenues of $70,000 in 1999 Increased $4,500 (7%) as Compared to $65,500 in 1998.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Total revenues                     $70,000           $65,500           $4,500           7%

The increase is attributable in part to a $55,400 (11%) increase in net leases and notes in 1999 as compared to 1998. Total revenue as a percentage of average net leases and notes decreased from 13.5% in 1998 to 13.1% in 1999. This decline was consistent with a decline in prevailing market interest rates.

INCREASE IN LEASE PORTFOLIO
Increases in the lease portfolio resulting from new booked lease volume of $252,100 in 1999 and $227,300 in 1998 exceeded lease reductions from leases repaid and provision for credit losses of $196,700 and $177,400 in 1999 and 1998, respectively.

                                            FY 1999           FY 1998
                                            -------           -------
         New booked lease volume            $252,100          $227,300

         Leases repaid                      (188,700)         (169,800)
         Provision for credit losses        (  8,000)       (    7,600)

         Portfolio increase                 $ 55,400          $  49,900
                                            =========         =========

The increase in new booked lease volume in excess of leases repaid and provision for credit losses had the effect of increasing the size of the lease portfolio, thereby increasing total revenues. The increased volume of new leases resulted from development of Telmark's existing markets and the addition of new employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (000 OMITTED) (CONTINUED)

INTEREST EXPENSE
Interest expense increased from $26,900 in 1998 to $27,600 in 1999. While the weighted average interest rate paid on debt decreased from 7.2% to 6.9%, total interest rate expense increased due to increased borrowings required to finance the growth of the lease portfolio noted above.

                                                                                PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Interest expense                   $27,600           $26,900           $700             3%

Total debt outstanding at June 30, 1999 increased by $28,100 to $433,700 as compared to total debt outstanding at June 30, 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses of $16,200 in 1999 increased by $600 (3%) compared to $15,600 in 1998.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Selling, general,                                                                       PERCENTAGE
         and administrative
         expenses                           $16,200           $15,600           $600             3%

The increase in total selling, general, and administrative expenses was primarily the result of additional personnel and incentives paid to certain employees relating to additional new business. Expenses which are determined to be related to origination of new lease business are deferred and recorded over the term of the leases.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $8,000 in 1999 represents an increase of $400 (5%) compared to $7,600 in 1998.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------

         Provision for Credit Losses        $8,000            $7,600            $400             5%

This increase is based on our analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 1999, the allowance for credit losses was $30,000 compared to $27,100 at June 30, 1998. During 1998 and 1999, the general economy remained strong, however, the total value of non-earning accounts increased from $3,000 in 1998 to $4,900 in 1999. Reserves are established at a level sufficient to cover estimated losses in the portfolio.

1998 COMPARED TO 1997.

NET INCOME
Our net income increased by $900 (11%) from $7,900 in 1997 to $8,800 in 1998.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Net income                         $8,800            $7,900            $900             11%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases during 1998 as compared to 1997.

TOTAL REVENUES
Total revenues of $65,500 in 1998 increased $8,600 (15%) as compared to $56,900 in 1997.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Total revenues                     $65,500           $56,900           $8,600           15%

The increase is attributable in part to a $49,900 (11%) increase in net leases and notes in 1998 as compared to 1997. Total revenue, as a percentage of average net leases and notes, decreased slightly from 13.7% in 1997 to 13.5% in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (000 OMITTED) (CONTINUED)

INCREASE IN LEASE PORTFOLIO
Increases in the least portfolio resulting from new booked volume of $227,300 in 1998 and $231,000 million in 1997 exceeded lease reductions from leases repaid and net bad debt expense of $177,400 and $159,800 in 1998 and 1997, respectively.

Increase In Lease Portfolio                 FY 1998           FY 1997
                                            --------          --------
         New booked volume                  $227,300          $231,000

         Leases repaid                      (169,800)         (151,900)

         Provision for credit losses        (  7,600)         (  7,900)
                                            ---------         ---------

         Portfolio increase                 $  49,900         $  71,200
                                            =========         =========


The increase in new booked volume in excess of leases repaid and bad debt provisions had the effect of increasing total revenues.

INTEREST EXPENSE
While the weighted average interest rate paid on debt decreased from 7.5% to 7.2%, total interest expense increased due to increased borrowings required to finance the growth of the lease portfolio noted above.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------

         Interest expense                   $26,900           $23,500           $3,400           14%

Total debt outstanding at June 30, 1998 increased by $34,500 to $405,700 as coupled to total debt at June 30, 1997.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses of $15,600 in 1998 increased by $3,100 (25%) compared to $12,500 in 1997.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ------
         Selling, general,                                                                       PERCENTAGE
         and administrative
         expenses                           $15,600           $12,500           $3,100           25%

The increase was primarily the result of additional personnel and incentive costs relating to the additional new business booked as we expand our territory.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $7,600 in 1998 represents a decrease of $300 (4%) compared to $7,900 in 1997.

                                                                                INCREASE         PERCENTAGE
                                            FY 1999           FY 1998           (DECREASE)       CHANGE
                                            -------           -------           --------         ------
         Provision for Credit Losses        $7,600            $7,900            (300)            4%

This decrease is based on our analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. During 1997 and 1998, the general economy remained strong and the total value of non-earning accounts increased only slightly from $2,700 in 1997 to $3,000 in 1998. Reserves are established at a level sufficient to cover estimated losses in the portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (000 OMITTED) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. We have principally financed our operations, including the growth of our lease portfolio, through borrowings under our lines of credit, private placements of debt with institutional investors and other term debt, lease backed notes, principal collections on leases and cash provided from operations. Total assets have grown at an average annual rate of 16% over the past fifteen years. The debt to equity ratio decreased from 4.3 in both 1997 and 1998 to 4.1 in 1999.

         CASH IN FLOWS                FY 1999           FY 1998          FY 1997
                                      --------          -------          -------
         Cash flows from operations   $22,800           $21,200          $15,200
         Cash flows from financing     41,000            36,800           64,500
                                      --------          --------         -------
         Total cash in flows           63,800            58,000          79,700

         CASH OUT FLOWS
         Cash flows from investing    (63,800)          (58,000)        (79,700)

Virtually all of the cash flows from both operations and financing activities was invested in growth of our lease portfolio. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. See footnote 5 to the Consolidated Financial Statements "Borrowing under Lines of Credit and Term Debt."

OTHER MATTERS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Telmark. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Telmark cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Telmark. Where, in any forward-looking statement, Telmark, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

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

Telmark utilizes a number of computers and computer software programs in the conduct of its business that are principally involved in the flow of information. This includes the software for tracking the lease portfolio, the financial and administration software, and the related hardware and operating system software. It also includes the personal computers and software used by the field sales force. All critical hardware and operating software has been inventoried and made year 2000 ready through replacement or remediation. This hardware and software has been tested and determined to be year 2000 compliant. All critical application software has been inventoried and upgraded

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (000 OMITTED) (CONTINUED)

YEAR 2000 (CONTINUED)
through remediation or replacements. The lease portfolio tracking software has been updated to a new vendor certified year 2000 compliant version. The financial and administration applications have been replaced by applications that are vendor-certified as year 2000 compliant. Successful internal testing of the year 2000 compliance of the lease portfolio tracking software and the financial and administrative software has been completed. The interaction of the new vendor software with other corporate systems has also been tested in an enterprise wide test environment which was completed during August 1999. New year 2000 compliant personal computers and operating systems have been acquired for the field sales force and the related application software has been replaced or remediated, successfully tested as year 2000 compliant, and installed. These new fully tested year 2000 compliant personal computer systems have been distributed to the field sales force.

In addition to the information technology applications review noted above, Telmark also reviewed and modified, where appropriate, other areas impacted by year 2000. External interfaces to internal information technology applications have been tested and are compliant. There are no embedded chips used in the business operations. Business continuity plans are complete.

Telmark's principal sources of capital are banks, insurance companies, and its customers' repayment of leases. While banks and insurance companies are highly computer-dependent and are exposed as creditors to a broad array of businesses, both nationally and internationally, Telmark management considers failure of its banks and insurance company investors as remote. Telmark has a number of such creditors which diversifies the risk. Telmark's customer base is widely diversified in number, geography and industry and in Telmark management's opinion is not highly exposed to year 2000 related failures. The year 2000 compliance issue is, however, an uncertainty that is continuously being monitored by Telmark. Based on the work performed to date, we presently believe that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote.

Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. Our research to date gives us increased confidence in many of these infrastructure components but also persuades us that absolute certainty regarding their performance will not likely be possible prior to passing into the year 2000. To the extent failure occurs in such activities, which are outside the our control, it could affect our ability to service our customers with the same degree of effectiveness with which they are served presently. We have identified elements of the infrastructure that are of greater significance to our operations, is obtaining information on an ongoing basis as to their expected year 2000 readiness, and have considered alternative solutions if required.

We have incurred internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical software application enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing applications and replacements of hardware has cost Telmark approximately $803, all of which has been incurred as of June 30, 1999. However, additional costs may be incurred if Telmark is required to invoke continuity plans. Telmark treats non-capital costs associated with year 2000 as period costs and they have been expensed when incurred.

In planning for business continuance, the highest priority is our ability to maintain high quality customer service. All business events were evaluated for impact of a potential Y2K failure. From this analysis, we developed continuity plans for all critical events to assure business processes could be performed in an alternate manner. These plans were approved by Telmark's senior management and include the details of the scope, any preparation steps needed, plan date of activation, appropriate communications, and procedures. Two tests are planned to validate these plans in the event of a failure whether facility or system related.
                                       10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Telmark's debt securities and loans that are sensitive to changes in interest rates. The table presents principal cash flows (in 000's) and related weighted average interest rates by contractual maturity dates.

FIXED INTEREST RATE                                                                           Fair Value
Liabilities                       2000    2001     2002     2003     2004  Thereafter Total     6/30/99

                                 ----------------------------------------------------------------------------
Short Term Bank
     Lines of Credit             43,300     -        -        -        -        -     43,300  43,300
Weighted Average
      Interest Rate               5.79%     -        -        -        -        -

Long-Term Debt,
 including current portion       91,461  84,431   68,581   48,608   57,529    2,191  352,801  361,086
Weighted Average
      Interest Rate               7.05%   6.75%    6.67%    6.70%    6.65%    6.62%     -        -

Subordinated Debentures,
 including current portion       18,200   3,766    4,650   11,017      -        -    37,633    37,887
Weighted Average
       Interest Rate              8.23%   7.49%    7.29%    8.00%      -        -       -        -

Telmark does not use derivatives or other financial instruments to hedge interest rate risk in its portfolio. Telmark endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase the cost of that portion of the debt which is not precisely matched to the characteristics of the portfolio. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows. The subordinated debentures' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills (T-Bill), with maturities of 26 weeks. Based on the T-Bill rate of 4.9% as of June 30, 1999, as compared to the stated rates of the debentures, which range from 6.0% to 8.5% at June 30, 1999, we believe a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 1999, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values, or cash flows of Telmark.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGES

TELMARK LLC AND CONSOLIDATED SUBSIDIARIES:
         Report of Independent Accountants.......................................................................13

         Consolidated Balance Sheets, June 30, 1999 and 1998.....................................................14

         Consolidated Statements of Income and Member's Equity,
                  for the years ended June 30, 1999, 1998 and 1997...............................................15

         Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997..................16

         Notes to Consolidated Financial Statements..............................................................17

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Telmark LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and member's equity and cash flows present fairly, in all material respects, the financial position of TELMARK LLC (a wholly-owned subsidiary of Agway Holdings, Inc.) and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Telmark's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Syracuse, New York
July 30, 1999

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                             (THOUSANDS OF DOLLARS)


                                     ASSETS

                                                          1999             1998
                                                       ------------     ------------
Restricted cash........................................$  4,480         $  1,704
Leases and notes receivable, net....................... 551,071          495,626
Investments............................................  12,780           11,850
Equipment, net.........................................     868            1,000
Deferred income taxes..................................   5,443            7,030
Other assets...........................................   1,345            1,106
                                                       ------------     ------------

Total Assets...........................................$575,987         $518,316
                                                       ============     ============


                         LIABILITIES AND MEMBER'S EQUITY

                                                          1999             1998
                                                       ------------     ------------
Borrowings under lines of credit and term debt.........$396,101         $371,677
Subordinated debentures................................  37,633           34,006
Accounts payable.......................................   6,692            5,108
Payable to Agway Inc...................................  22,337            4,443
Accrued expenses, including interest of
      $3,258 - 1999 and $4,262 - 1998 .................   7,658            7,918
                                                       ------------     ------------


Total Liabilities...................................... 470,421          423,152

Commitments & Contingencies

Member's Equity........................................ 105,566           95,164
                                                       ------------     ------------

     Total Liabilities and Member's Equity.............$575,987         $518,316
                                                       ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    STATEMENTS OF INCOME AND MEMBER'S EQUITY
                FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                             (THOUSANDS OF DOLLARS)

                                           1999         1998         1997
                                         --------     --------     --------
Revenues:
     Interest and finance charges........$ 68,337     $ 63,872     $ 55,451
     Service fees and other income.......   1,669        1,604        1,492
                                         --------     --------     --------

         Total revenues..................  70,006       65,476       56,943
                                         --------     --------     --------

Expenses:
     Interest expense....................  27,626       26,871       23,486
     Provision for credit losses.........   8,024        7,587        7,947
     Selling, general and administrative.  16,198       15,606       12,507
                                         --------     --------     --------

         Total expenses..................  51,848       50,064       43,940
                                         --------     --------     --------

         Income before income taxes......  18,158       15,412       13,003

Provision for income taxes...............   7,756        6,654        5,112
                                         --------     --------     --------

         Net income......................  10,402        8,758        7,891

Member's equity, beginning of year.......  95,164       86,406       78,515
                                         --------     --------     --------
Member's equity, end of year.............$105,566       95,164     $ 86,406
                                         ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                             (THOUSANDS OF DOLLARS)

                           Increase (Decrease) in Cash

                                                     1999         1998          1997
                                                  ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................   $  10,402    $   8,758    $   7,891
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization ........         510          607          529
         Deferred taxes .......................       1,587        3,614        1,259
         Provision for credit losses ..........       8,024        7,587        7,947
         Patronage refund received in stock ...        (930)      (1,043)        (769)
         Changes in assets and liabilities:
              Other assets ....................        (239)        (169)      (1,283)
              Payables ........................       1,584          709         (246)
              Income taxes payable ............       2,153        1,330       (2,136)
              Accrued expenses ................        (260)        (231)       2,028
                                                  ----------   ----------   ----------
         Net cash flow provided by
              operating activities ............      22,831       21,162       15,220
                                                  ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ........................    (252,107)    (227,270)    (231,006)
     Leases repaid ............................     188,637      169,827      151,851
     Purchases of equipment, net ..............        (378)        (552)        (523)
                                                  ----------   ----------   ----------
         Net cash flow used
              in investing activities .........     (63,848)     (57,995)     (79,678)
                                                  ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         short term line of credit ............      15,000       16,000        4,000
     Net change under revolving line of credit       (8,700)     (25,900)      44,900
     Proceeds from notes payable ..............           0      100,000       38,000
     Repayment of notes payable ...............     (23,000)     (50,723)     (45,122)
     Proceeds from lease backed notes .........      48,384            0       25,944
     Repayment of lease backed notes ..........      (7,243)      (7,785)        (499)
     Repayment of capital lease ...............         (17)         (73)         (66)
     Net change payable to Agway Inc. .........      15,742        2,663       (8,092)
     Repayment of debentures ..................           0      (11,208)           0
     Proceeds from sale of debentures .........       3,627       14,170        6,786
     Net change in restricted cash ............      (2,776)        (311)      (1,393)
                                                  ----------   ----------   ----------
         Net cash flow provided by
                financing activities ..........      41,017       36,833       64,458
                                                  ----------   ----------   ----------

     Net change in cash .......................           0            0            0
     Cash at beginning of year ................           0            0            0
                                                  ----------   ----------   ----------
     Cash at end of year ......................   $       0    $       0    $       0
                                                  ==========   ==========   ==========

     Cash paid during period for:
         Interest .............................   $  28,629    $  27,395    $  22,761
         Income Taxes .........................   $   3,556    $   2,972    $   6,968

The accompanying notes are an integral part of the consolidated financial statements.

                   TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations
      Telmark LLC ("Telmark" or the "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company. Telmark is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. We are indirectly owned and controlled by Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Telmark is a wholly-owned subsidiary of Agway Holdings, Inc. ("Holdings"), a subsidiary of Agway. Telmark operates throughout the continental United States and the Telmark's field representatives serve customers in 29 states including Alabama, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin.

Basis of Consolidation
      The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Equivalents
      Telmark considers all investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash accounts amounting to $4,480 and $1,704 at June 30, 1999, and 1998 respectively related to securitized leases are held in segregated cash accounts pending distribution to the lease-backed note holders and are restricted in their use.

Lease Accounting
      Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of June 30, 1999, and 1998, the recognition of interest income was suspended on leases and notes totaling approximately $4,890 and $3,046, respectively.

      Initial direct costs incurred in consummating a lease are not recorded when the lease is booked. The expense is capitalized and amortized over the life of the lease. This deferral of expenses has the effect of reducing the expense recorded in the period the lease is booked, and increasing the expense recognized over the remaining life of the lease.

                                                   FY1999     FY1998     FY1997
                                                   ------     ------     ------
           Expenses not recognized this year
           are deferred to later years             6,745      5,256      5,354

           Expenses from prior years amortized
           this year                               4,969      4,553      4,168

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible, generally within one year of becoming past due.
                                       17

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT )

Investments
      Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Dividends on this stock are recorded as a reduction of interest expense and totalled $1,329, $1,489, and $1,099 for the years ended June 30, 1999, 1998, and 1997, respectively.

Equipment
      Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment.

Advertising Costs
      We expense advertising costs as incurred. Advertising expense for the years ended June 30, 1999, 1998, and 1997, was approximately $1,008, $877, and $829.

Income Taxes
      Telmark provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax.
      We are included in a consolidated federal tax return filed by Agway Inc. Under the Telmark's tax sharing agreement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to us as appropriate on an interim basis. Through June 30, 1998, Telmark filed separate state tax returns. Effective July 1, 1998, for income tax filing purposes, Telmark is included as a business division of Holdings.

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

                   TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

      Leases and notes as of June 30 were as follows:

                                                   1999         1998
                                                 --------     --------
      Leases:
         Commercial and agricultural             $740,011     $667,222
         Leasing to Agway Inc. and subsidiaries       220          302
                                                 --------     --------
                                                  740,231      667,524
      Retail installment loans                     28,349       21,464
                                                 --------     --------
            Total leases and notes               $768,580     $688,988
                                                 ========     ========

      Net investment in leases and notes at June 30 are summarized as follows:

                                                   1999        1998
                                                ---------    ---------

      Leases and notes                          $768,580     $688,988
      Unearned interest and finance charges     (199,122)    (175,887)
      Net deferred origination costs              11,591        9,596
                                                ---------    ---------

         Net investment                          581,049      522,697
      Allowance for credit losses                (29,978)     (27,071)
                                                ---------    ---------
          Leases and notes, net                 $551,071     $495,626
                                                =========    =========

Included within the above leases and notes is unguaranteed estimated residual values of leased property approximating $82,100 and $72,400 at June 30, 1999, and 1998, respectively.

      Contractual maturities of leases and notes were as follows at June 30, 1998:

                                 Leases
                        --------------------------
                         Commercial     To Agway        Retail
                              and        Inc. and     Installment
                        Agricultural  Subsidiaries      Loans         Total
                        ------------  ------------    -----------   ---------

      2000              $211,902           $    69    $ 8,217       $220,188
      2001               164,513                58      6,839        171,410
      2002               122,969                51      3,481        126,501
      2003                81,389                26      2,110         83,525
      2004                50,550                16      1,347         51,913
      Thereafter         108,688                 0      6,355        115,043
                         --------          --------   --------      ---------
         Totals          $740,011          $   220    $ 28,349      $768,580
                         ========          ========   ========      =========

      Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                                            1999        1998         1997
                                                          ---------   ---------   ---------
      Balance, beginning of year                          $ 27,071    $ 24,014    $ 19,776
      Provision for credit losses charged to operations      8,024       7,587       7,947
      Charge-offs                                           (6,820)     (6,513)     (5,481)
      Recoveries                                             1,703       1,983       1,771
                                                          ---------   ---------   ---------
         Balance, end of year                             $ 29,978    $ 27,071    $ 24,014
                                                          =========   =========   =========

                                       19

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

3. EQUIPMENT

      Equipment, at cost, including capital leases, consisted of the following at June 30:

      1999                                                Owned                 Leased              Combined
      ----                                           -------------         -------------         -------------

      Office and other equipment.................    $      2,571          $          0          $      2,571
      Less accumulated depreciation
              and amortization...................          (1,703)                    0                (1,703)
                                                     -------------         -------------         -------------
                                                     $        868          $          0          $        868
                                                     =============         =============         =============


      1998
      Office and other equipment.................    $      2,413         $         203          $      2,616
      Less accumulated depreciation
              and amortization...................          (1,430)                 (186)               (1,616)
                                                     -------------         -------------         -------------
                                                     $        983          $         17          $      1,000
                                                     =============         =============         =============


4. INCOME TAXES

      The provision for income taxes consists of the following:

                                                                   1999             1998            1997
                                                              -------------     -------------    -------------
           Currently payable:
                Federal..................                     $       4,451     $       2,321    $      3,215
                State....................                             1,718               719             638
           Deferred......................                             1,587             3,614           1,259
                                                              -------------     -------------    -------------
                                                              $       7,756     $       6,654    $      5,112
                                                              =============     =============    =============

Telmark's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:

                                                                   1999             1998            1997
                                                              -------------     -------------    -------------
           Currently payable:

                Statutory federal income tax rate ........            34.0%          34.0%           34.0%

                Tax effects of:
                    State taxes, net of federal benefit                8.0            8.7             5.4
                    Other items...........................              .7             .5             (.1)
                                                              -------------     -------------    -------------

                Effective income tax rate                             42.7%          43.2%           39.3%
                                                              =============     =============    =============

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
4. INCOME TAXES (CONT.)
The components of the net deferred tax asset as of June 30 were as follows:

                                                         1999                    1998
                                                     --------------        --------------
              Deferred tax assets:
                  Lease receivable reserves......    $      11,849         $      10,726
                  Other reserves.................              305                   761
                  Alternative minimum tax
                     credit carry forward........            3,574                 3,462
                  Other..........................              655                   456
                                                     -------------         -------------
                  Total deferred tax assets                 16,383                15,405
                                                     -------------         -------------

              Deferred tax liabilities:
                  Difference between book and
                      tax treatment of leases....           10,745                 8,192
                  Other..........................              195                   183
                                                     -------------         -------------
                     Total deferred tax liabilities         10,940                 8,375
                                                     -------------         -------------
                     Net deferred tax asset          $       5,443         $       7,030
                                                     =============         =============

Based on our history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At June 30, 1999, Telmark's federal AMT credit can be carried forward indefinitely.

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT

As of June 30, 1999, we have credit facilities available from banks which allow us to borrow up to an aggregate of $315,000. Uncommitted short-term line of credit agreements permit us to borrow up to $65,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1999, under the short-term lines of credit and the revolving term loan facility was $35,000 and $156,300, respectively.

Telmark has issued lease-backed notes, through two wholly owned special purpose funding subsidiaries. In 1997, Telmark Lease Funding I, LLC issued $24,000 of Class A lease-backed notes and $2,000 of Class B lease-backed notes to three insurance companies. Telmark Lease Funding I, LLC pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. In 1999, Telmark Lease Funding II, LLC issued $44,800 of Class A lease-backed notes and $3,600 of Class B lease-backed notes to an insurance company. Telmark Lease Funding II, LLC pays interest at 6.54% on the Class A notes and 7.61% on the Class B notes. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $65,000 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2000. The scheduled maturity of these notes is December 2007.

At June 30, 1999, we had balances outstanding on unsecured senior note private placements totaling $146,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contain financial covenants, the most restrictive of which prohibit (I) tangible net worth, defined as consolidated tangible assets less total liabilities (excluding notes payable to Agway Holdings, Inc.), from being less than $75,000, (ii) the ratio of total liabilities less subordinated notes payable to Agway Holdings, Inc. to member's equity plus subordinated notes payable to Agway Holdings, Inc. from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and
(iv) dividend distributions and restricted investments (as defined) made after September 30, 1997 that exceed 75% of consolidated net income for the period beginning on October 1, 1997 through the date of determination, inclusive. As of June 30, 1999, $13,000 of member's equity was free of this restriction. Telmark has complied with all covenants contained in its borrowing agreements.
                                       21

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)

At June 30, term debt consisted of the following:

                                                                       1999             1998
                                                                    ----------       ----------
Notes payable to banks due in varying amount and dates through
   April 12, 2004 with interest ranging from 5.56% to 7.67%.......  $ 191,300        $ 185,000
Unsecured notes payable to insurance companies due in varying amount and dates through May 29, 2004, with interest
   ranging from 6.47% to 7.64%....................................    146,000          169,000
Lease-backed notes payable to insurance companies in varying amounts and dates through December 15, 2007 with interest
   rates ranging from 6.54% to 7.61%..............................     58,801           17,660
Capital lease payable in 1999.....................................          0               17
                                                                    ----------       ----------

     Total Term Debt..............................................    396,101          371,677
Subordinated debentures due in varying amount and dates through
   March 31, 2003, with interest ranging from 6.00% to 8.50%......     37,633           34,006
                                                                    ----------       ----------

     Total Debt...................................................  $  433,734       $ 405,683
                                                                    ==========       ==========

The notes payable to banks represents the portion outstanding at June 30, 1999, and 1998, of the amount available under credit facilities totaling $315,000 and $294,000 respectively. Of the amount outstanding at June 30, 1999, $156,300 is partially collateralized by our investment in a cooperative bank having a book value of $12,780 at June 30, 1999. The subordinated debentures represent the outstanding balance of registered debentures offered to and held by the general public. The debentures are unsecured and are subordinate to all senior debt of Telmark.

The carrying amounts and estimated fair values of our significant financial instruments held for purposes other than trading at June 30, were as follows:

                                                         1999                      1998
                                            --------------------------    -------------------------
                                                Carrying       Fair        Carrying         Fair
                                                 Amount       Value         Amount          Value
                                            ------------     ---------    -------------------------
Liabilities:
Lines of Credit and
   Term Debt (excluding capital leases)     $    396,101     $404,386     $    371,660     $377,628
Subordinated Debentures                           37,633       37,887           34,006       34,605

The aggregate amounts of notes payable, and subordinated debentures maturing after June 30, 1999, are as follows:

                                                  Notes Payable
                                        ---------------------------------           Subordinated
     Year Ending June 30,                     Bank        Ins. Companies            Debentures            Total
                                        ---------------  ----------------           -------------      -------------
     2000                               $     102,300    $         32,461           $      18,200      $     152,961
     2001                                      33,000              51,431                   3,766             88,197
     2002                                      10,000              58,581                   4,650             73,231
     2003                                      16,000              32,608                  11,017             59,625
     2004                                      30,000              27,529                       0             57,529
     Thereafter                                     0               2,191                       0              2,191
                                        ---------------  ----------------           -------------      -------------
                                        $     191,300    $       $204,801           $      37,633      $     433,734
                                        ===============  ================           =============      =============

                                       22

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit retirement plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs for those plans included in selling, general and administrative expense were approximately $1,400, $1,100, and $1,200 for the periods ended June 30, 1999, 1998, and 1997, respectively.

7.  RELATED PARTY TRANSACTIONS

Cash Management
In lieu of having our own cash account we utilizes the depository accounts of its parent, Agway Inc., drawing checks against these accounts and making deposits to them. The balance represented by the Payable to Agway Inc. is dependant on the timing of deposits and the drawing of checks.

Inter-Company Transactions
Selected amounts related to transactions with Agway Inc. and Subsidiaries are separately disclosed in the financial statements. Certain other transactions for the years ended June 30 with Agway Inc. and Subsidiaries were approximately:

   (Revenue) Expense                               1999      1998       1997
   -----------------                             -------    ------    -------

   Interest and finance charges..................$  (27)    $ (49)    $  (38)
   Administrative and general expense............ 1,691      1,638     1,780

Interest and finance charges are earned on equipment leases to Agway Inc. and subsidiaries. The administrative and general expense caption described above includes certain shared expenses incurred by Agway Inc. on behalf of Telmark, including the corporate insurance program, information services, payroll, benefits, and accounts payable administration and facilities management. These expenses were allocated to us and management believes the methodology used is reasonable.

During the years ended June 30, 1999, 1998, and 1997, Telmark paid no dividends with respect to its common stock and there was no distribution of member's equity.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1999 approximated $12,581.

LEGAL PROCEEDINGS

Telmark is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial position or liquidity.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

9.  FINANCIAL INSTRUMENTS

Off Balance-Sheet Risk

Telmark is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of non-performance by the other party to the financial instrument, Telmark's credit risk is limited to the amount of Telmark's commitment to extend credit. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. We use the same credit and collateral policies in making commitments as it does for on-balance sheet instruments.

Market Risk

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 70% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 1999, the largest concentration was in crops enterprises which represented 19% of the portfolio, dairy enterprises which represented 17% of the portfolio, and wood products enterprises which represented 12% of the portfolio. At June 30, 1999, approximately 44% of our net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Developments in any of these areas of concentration could affect operating results adversely.

Telmark endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase the cost of that portion of the debt which is not precisely matched to the characteristics of the portfolio and could lower the value of our outstanding leases in the secondary market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS AND MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT OF THE REGISTRANT

The Directors of Telmark determine our policy and are elected by the member at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. The following table sets forth certain information regarding the Telmark's Directors, executive officers and significant members of management:

                                                                 Years served        Year Became          Term
         Name                  Age  Position                      as Officer         a Director          Expires
         --------------------------------------------------------------------        -----------       ----------

Peter J. O'Neill               52   Senior Vice President,
                                    Finance and Control,
                                    Chairman of the
                                    Board and Director                 5                1995           July, 2000
Andrew J. Gilbert              40   Director                                            1997           July, 2000
Samuel F. Minor                61   Director                                            1989           July, 2000
Gary K. Van Slyke              56   Director                                            1996           July, 2000
William W. Young               46   Director                                            1992           July, 2000
Daniel J. Edinger              48   President and Director            11                1988           July, 2000
Raymond G. Fuller              48   Director of Customer               5
                                    Operations
Herbert E. Gerhart             54   Secretary and                     22
                                    Director of Finance
Karen A. Johnson               37   Treasurer
Richard A. Kalin               50   Controller                         5
Kipp R. Weaver                 49   Director of Credit                 5

The Board of Directors, except for Messrs. O'Neill and Edinger, are paid an annual retainer fee of $1,000 for their services on the Telmark Board. The executive officers and significant members of management of Telmark provide operating control to carry out the policies established by the Board of
Directors and serve at the discretion of the Board with no guarantee of employment. Telmark is organized with nine functional managers and six region managers reporting to the President, Daniel J. Edinger. The officers with company wide responsibilities who report to the President are the Director of Credit, Director of Customer Operations, Director of Finance, and the Controller. More detailed biographies of each person listed above, except for those who have been a director or officer for more than 5 years, are set forth below.

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

RAYMOND G. FULLER - Mr. Fuller was Collection Manager from 1985 to 1996, and was named Director of Customer Operations in September 1996.

KAREN A. JOHNSON -  Ms. Johnson  is  Treasurer  of  Agway  Inc.  She  served  as
Assistant Treasurer of Agway from September 1992 to August 1998.   She was named
Treasurer of Agway and Telmark in August 1998.

RICHARD A. KALIN - Mr. Kalin was named Controller in July 1995. He served as Accounting Manager for the prior three years.

KIPP R. WEAVER - Mr. Weaver was named Director of Credit in May 1995. During the prior three years he was employed as an officer of the Farm Credit Bank of Baltimore.

ITEM 11.  EXECUTIVE COMPENSATION

Employees of Telmark are eligible to participate in Agway Inc.'s benefits and compensation plans. The following table sets forth information regarding annual and long-term compensation for services in all capacities to Telmark for the fiscal years ended June 1999, 1998, and 1997, of the chief executive officer and any of the other four most highly compensated executive officers of the Telmark (other than the CEO) who were serving in such capacity at June 30, 1999 and were compensated over $100,000.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------

                                                        ANNUAL
                                                   COMPENSATION(4)
                                             ----------------------------
                                                                                 ALL OTHER
NAME AND                                                                       COMPENSATION
PRINCIPAL POSITION                 YEAR         SALARY(1)      BONUS(2)             (3)
------------------------------ ------------  --------------- ------------   -------------------
Daniel J. Edinger.............     1999             $199,710     $155,040                $3,764
 President                         1998              178,853      105,240                 3,033
                                   1997              130,619       52,801                 2,807


Raymond G. Fuller.............     1999              $69,139       $61,616               $1,556
 Director of                       1998               60,580        38,688                  814
 Customer Operations               1997               59,414        27,261                  774


Herbert E. Gerhart............     1999              $69,208      $61,616                $1,480
 Secretary and                     1998               61,152       39,059                 1,253
 Director of Finance               1997               61,152       21,403                 1,170

Richard A. Kalin..............     1999              $69,238      $61,616                $2,001
 Controller                        1998               61,412       39,220                 1,258
                                   1997               61,412       21,494                 1,183

Kipp R. Weaver................     1999              $84,890      $74,703                $2,126
 Director of Credit                1998               82,394       52,632                   968
                                   1997               82,394       28,838                   704
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

     (3) Amounts shown include contributions made to the Agway Inc. Employees' Thrift Investment Plan and the Agway Inc. Employees' Benefits Equalization Plan and any other payment not appropriately characterized as salary or bonus.

     (4) There are no perquisites paid by us in excess of the lesser of $50,000 or 10% of an executives total salary and bonus for the years disclosed.

EMPLOYEES' RETIREMENT PLAN

The Employees' Retirement Plan of Agway Inc. (the Retirement Plan) is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan was amended effective July 1, 1998, to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. It provides for retirement benefits, up to the limits provided by law, based upon average annual compensation received during the highest 36 consecutive months in the last 10 years of service and credits earned for years of service with Telmark. Full credits are earned for service on and after July 1, 1998, and credits equal to approximately 3/4 of the full credits are earned for service prior to July 1, 1998. The benefit is defined as an account balance and can be paid out as a lump sum or an annuity. An employee is 100% vested in his benefit after completing 5 years of service or attaining age 55 after completing one year of service.

The following table shows estimated annual benefits payable upon retirement using the credit formula in effect for service after June 30, 1998, based on certain 3-year average remuneration levels and years-of-service classifications. Under the formula, base credits are applied to the total average annual compensation and excess credits are applied to the average annual compensation in excess of one-half the Social Security Wage Base. In developing this table, both base and excess credits have been applied to the total average annual compensation. Further, the table was developed assuming a normal retirement at age 65 and an annuity conversion factor based on a 6% interest rate.

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE

   3-YEAR AVERAGE
    REMUNERATION           5              10             15             20             25              30             35
--------------------  ------------  -------------- -------------- --------------  -------------  -------------- --------------
    $ 125,000             $  8,800        $ 16,800       $ 24,800       $ 32,100       $ 39,500         $46,300        $53,000
      150,000               10,600          20,200         29,700         38,500         47,400          55,500         63,600
      175,000               12,400          23,500         34,700         45,000         55,300          64,800         74,300
      200,000               14,100          26,900         39,600         51,400         63,200          74,000         84,900
      225,000               15,900          30,200         44,600         57,800         71,100          83,300         95,500
      250,000               17,700          33,600         49,500         64,200         79,000          92,500        106,100
      275,000               19,400          37,000         54,500         70,700         86,900         101,800        116,700
      300,000               21,200          40,300         59,400         77,100         94,800         111,000        127,300
      325,000               23,000          43,700         64,400         83,500        102,700         120,300        137,900
      350,000               24,800          47,000         69,300         89,900        110,600         129,500        148,500
      375,000               26,500          50,400         74,300         96,400        118,500         138,800        159,100

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

The following table shows estimated annual benefits under the old formula upon retirement based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65 and does not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits.

                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE

   5-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
--------------------  ------------  -------------  -------------  -------------- -------------- -------------- --------------
      $100,000             $ 8,000        $16,000        $24,000         $32,000        $40,000        $48,000        $56,000
       125,000              10,000         20,000         30,000          40,000         50,000         60,000         70,000
       150,000              12,000         24,000         36,000          48,000         60,000         72,000         84,000
       175,000              14,000         28,000         42,000          56,000         70,000         84,000         98,000
       200,000              16,000         32,000         48,000          64,000         80,000         96,000        112,000
       225,000              18,000         36,000         54,000          72,000         90,000        108,000        126,000
       250,000              20,000         40,000         60,000          80,000        100,000        120,000        140,000
       275,000              22,000         44,000         66,000          88,000        110,000        132,000        154,000
       300,000              24,000         48,000         72,000          96,000        120,000        144,000        168,000
       325,000              26,000         52,000         78,000         104,000        130,000        156,000        182,000
       350,000              28,000         56,000         84,000         112,000        140,000        168,000        196,000
      375,000               30,000         60,000         90,000         120,000        150,000        180,000        210,000

AMOUNTS UNDER THE RETIREMENT PLAN MAY BE SUBJECT TO REDUCTION BECAUSE OF THE LIMITATIONS IMPOSED UNDER THE INTERNAL REVENUE CODE; HOWEVER, THE EXTENT OF ANY REDUCTION WILL VARY IN INDIVIDUAL CASES ACCORDING TO CIRCUMSTANCES EXISTING AT THE TIME PENSION PAYMENTS COMMENCE. THE AGWAY INC. EMPLOYEES' BENEFIT
EQUALIZATION PLAN HAS BEEN ESTABLISHED TO PROVIDE FOR THE AMOUNT OF ANY SUCH REDUCTION IN ANNUAL PENSION BENEFITS UNDER THE RETIREMENT PLAN.

THE BENEFITS SHOWN ARE COMPUTED ON A STRAIGHT LIFE BASIS AND DO NOT REFLECT AN OFFSET FOR UP TO 50% OF THE SOCIAL SECURITY BENEFIT, SUBJECT TO CERTAIN MINIMUM BENEFITS. ALSO, THE BENEFITS ARE BASED ON CONTINUING THE PLAN'S BENEFIT FORMULAS AS IN EFFECT ON JUNE 30, 1999. AS OF JUNE 30, 1999, THE OFFICERS AND THEIR RESPECTIVE NUMBER OF CREDITED YEARS OF SERVICE UNDER THE RETIREMENT PLAN WERE AS
FOLLOWS: MESSRS. EDINGER, 20; FULLER, 14; GERHART, 26; KALIN, 26; AND WEAVER, 4. "COMPENSATION" IS DEFINED AS THE REGULAR SALARY OR WAGES, AS REPORTED IN THE SALARY AND BONUS COLUMNS OF THE SUMMARY COMPENSATION TABLE, WHICH IS PAID TO AN EMPLOYEE FOR SERVICES RENDERED TO TELMARK, INCLUDING OVERTIME, VACATION PAY AND BONUSES OR SPECIAL PAY.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Telmark has no compensation committee. The salary of Daniel J. Edinger, President of Telmark is determined by Donald P. Cardarelli, President and CEO of Agway Inc., the parent Company of Telmark. The salary of the other Executive Officers of Telmark is determined by Mr. Edinger. Salaries of all Executive Officers are included in the annual operating budget, which budget is approved by the entire Board of Directors of Telmark.

None of the Executive Officers or Directors who participated in establishing compensation policies had interlocks reportable under Section 402 (j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding member's equity of Telmark is indirectly owned by Agway Inc. None of the executive officers who are directors of Telmark owns any membership interest of Telmark or equity securities of its parent company or the parent company's subsidiaries. All of the other directors are also directors of Agway Inc. Agway is an agricultural cooperative and each of its members including each director owns one share of $25 par value common stock. None of the executive officers and directors either individually or in the aggregate, own greater than 1% of any class of equity security of Telmark or of Agway Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Telmark is an indirect wholly-owned subsidiary of Agway and as such, had intercompany transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statement for further information.

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

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                    PAGE
              (A)     INDEX TO DOCUMENT LIST                                                                       LOCATION
                                                                                                                   --------

                      (1)      FINANCIAL STATEMENTS
                               Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8.
                               (i)   Report of Independent Accountants...................................................11
                               (ii)  Consolidated Balance Sheets, June 30, 1999 and 1998.................................12
                               (iii) Consolidated Statements of  Income and Member's Equity, for the years ended
                                     June 30, 1999, 1998, and 1997.......................................................13
                               (iv)  Consolidated Statements of Cash Flow, for the years ended June 30, 1999,
                                      1998, and 1997.....................................................................14
                               (v)   Notes to the Consolidated Financial Statements......................................15

                      (2)      FINANCIAL STATEMENT SCHEDULES
                               Schedules  are  omitted  for the reason  that they are not  required  or are not applicable,  or the required information is shown in the financial statements or notes thereto.

                      (3)      THE FOLLOWING  REQUIRED  EXHIBITS ARE EITHER  ATTACHED  HERETO OR ARE HEREBY
                               INCORPORATED  BY REFERENCE TO PREVIOUSLY  FILED  REGISTRATION  STATEMENTS OR THE
                               APPLICABLE FORM 10-K FILED AS SPECIFIED.

                               3 -    ARTICLES OF INCORPORATION

                                      3(a) -Certificate of Incorporation of Telmark Inc.  (predecessor to Telmark LLC)
                                            dated June 4, 1964, as amended September 8, 1964; January 15, 1975; and June 16,
                                            1987, filed by reference to Exhibit 3 of the Registration  Statement (Form S-1),
                                            File No. 33-70732, dated October 22, 1993.

                                      BY-LAWS

                                      3(b) -By-laws of Telmark Inc. (predecessor to Telmark LLC) as amended September
                                            19, 1995, filed by reference to Exhibit 3 of the Annual Report (Form 10-K) dated
                                            August 23, 1996.

                                      CERTIFICATE OF FORMATION

                                      3(c) -Certificate  of formation  of Telmark LLC dated June 25,  1998,  filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

                                      LIMITED LIABILITY COMPANY AGREEMENT

                                      3(d) -Operating  agreement of Telmark LLC dated July 1, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

                                      CERTIFICATE OF MERGER

                                      3(e) -Certificate of Merger of Telmark Inc. into Telmark LLC effective July 1, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21,
                                            1998.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                               4 -    INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                                      4(a) -The Indenture dated as of September 30, 1993, between Telmark Inc. and OnBank
                                            & Trust Co. of Syracuse, New York, Trustee, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22,
                                            1993.

                                      4(b) -Telmark Inc. Board of Directors resolutions dated as of June 21, 1995, authorizing the issuance of Debentures under the Indenture filed by reference to
                                            Exhibit 4 of the post effective Amendment No. 1 to the Registration Statement
                                            (Form S-1), File No. 33-84442, dated August 28, 1995.

                                      4(c) -Supplemental Indenture dated as of June 30, 1998 between Telmark Inc. and
                                            Manufacturers and Trust Company, filed by reference to Exhibit 4 of the Current
                                            Report (Form 8-K), File No. 33-70732, dated July 6, 1998.

                                      4(d)  -Supplemental  Indenture dated as of July 1, 1998 between Telmark Inc. and
                                            Telmark LLC and Manufacturers  and Traders Trust Company,  filed by reference to
                                            Exhibit 4 of the Current Report (Form 8-K), dated July 6, 1998.

              (B)     REPORTS ON FORM 8-K
                      No reports on Form 8-K for the three months ended June 30, 1999, have been filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELMARK LLC
                                    (Registrant)


                                              By   DANIEL J. EDINGER
                                                   -----------------------------
                                                   President
                                                   (Principal Executive Officer)

                                            Date   9/10/99

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                  TITLE                                    DATE
      ---------                  -----                                   -------


      DANIEL J. EDINGER      President                                   9/10/99
                             (Principal Executive Officer)



      PETER J. O'NEILL       Senior Vice President, Finance and Control  9/10/99
                             Chairman of the Board and Director
                             (Principal Financial Officer
                             & Principal Accounting Officer)



      ANDREW J. GILBERT      Director                                    9/10/99



      SAMUEL F. MINOR        Director                                    9/10/99



      GARY K. VANSLYKE       Director                                    9/10/99



      WILLIAM W. YOUNG       Director                                    9/10/99