Form 10-K405/A
period 1999-06-30
TELMARK LLC
filed 1999-09-22
CIK 914028

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


                                            FY 1999           FY 1998
                                            -------           -------
         New booked lease volume            $252,100          $227,300

         Leases repaid                      (188,700)         (169,800)
         Provision for credit losses        (  8,000)         (  7,600)
                                            ---------         ---------
         Portfolio increase                 $ 55,400          $  49,900
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

                                                                                                 PERCENTAGE
                                            FY 1998           FY 1997           INCREASE         CHANGE
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


                                                                                                 PERCENTAGE
                                            FY 1998           FY 1997           INCREASE         CHANGE
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

                                                                                                 PERCENTAGE
                                            FY 1998           FY 1997           INCREASE         CHANGE
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

                                                                                                 PERCENTAGE
                                            FY 1998           FY 1997           INCREASE         CHANGE
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

                                                                                INCREASE         PERCENTAGE
                                            FY 1998           FY 1997           (DECREASE)       CHANGE
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