Form 10-K405/A
period 1999-06-30
TELMARK LLC
filed 1999-09-24
CIK 914028

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A2
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
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
                                                 X
                                                ---                ---
                                                Yes                 No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  OF PART  III OF THIS  FORM  10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    X
                               ---

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT SEPTEMBER 22, 1999.
                                      ZERO

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S EQUITY SECURITIES, AS OF THE LATEST PRACTICABLE DATE.

      CLASS                                    OUTSTANDING AT SEPTEMBER 22, 1999
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


                                  TELMARK LLC
                                  (Registrant)


Date 9/22/99                      By    /s/ DANIEL J. EDINGER
     ----------------                   -----------------------------------
                                        Daniel J. Edinger, President
                                        (Principal Executive Officer)



Date 9/22/99                      By    /s/ PETER J. O'NEILL
     ----------------                   -----------------------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)