Form 10-Q
period 1999-09-30
TELMARK LLC
filed 1999-11-08
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the quarterly period ended September 30, 1999
                               ------------------

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

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.


         Class                                   Outstanding at October 29, 1999
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                 Pages
                                                                                                                 -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, September 30, and June 30, 1999............................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months ended
          September 30, 1999 and 1998.......................................................................      4

          Condensed Consolidated Statements of Cash Flows for the three months ended
          September 30, 1999 and 1998.......................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................     11


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     12


SIGNATURES..................................................................................................     13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                     ASSETS

                                                                                 September 30,       June 30,
                                                                                     1999              1999
                                                                                --------------     -------------
                                                                                  (Unaudited)

Restricted cash.................................................................$     3,918        $   4,480

Leases and notes receivable.....................................................    793,383          768,580
Unearned interest and finance charges...........................................   (203,286)        (199,122)
Net deferred origination costs..................................................     11,817           11,591
                                                                                --------------     -------------
      Net investment............................................................    601,914          581,049
Allowance for credit losses.....................................................    (31,736)         (29,978)
                                                                                --------------     -------------
      Leases and notes, net.....................................................    570,178          551,071

Investments.....................................................................     12,780           12,780
Equipment, net..................................................................        769              868
Deferred income taxes...........................................................      4,079            5,443
Other assets....................................................................      1,371            1,345
                                                                                -------------      -------------
   Total assets.................................................................$   593,095        $ 575,987
                                                                                =============      =============


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable................................................................      5,653            6,692
Payable to Agway Inc. and subsidiaries..........................................      9,055           22,337
Accrued expenses, including interest of
      $7,975 - September 30 and $3,258 - June 30................................     11,426            7,658
Borrowings under short term lines of credit.....................................     70,000           35,000
Borrowings under revolving line of credit.......................................    146,300          156,300
Term debt.......................................................................    203,672          204,801
Subordinated debentures.........................................................     39,174           37,633
                                                                                --------------     -------------

   Total liabilities............................................................    485,280          470,421

Commitments & contingencies

Member's equity.................................................................    107,815          105,566
                                                                                --------------     -------------
   Total liabilities and member's equity........................................$   593,095        $ 575,987
                                                                                =============      =============



     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS of INCOME and MEMBER'S EQUITY
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (Thousands of Dollars)
                                   (Unaudited)





                                                          1999               1998
                                                     -------------     -------------
Revenues:
      Interest and finance charges...................$ 17,924          $  16,548
      Service fees and other income..................     347                365
           Total revenues............................  18,271             16,913

Expenses:
      Interest Expense...............................   7,701              7,365
      Provision for credit losses....................   1,869              1,550
      Selling, general and administrative............   4,859              4,577
                                                     -------------     -------------
           Total expenses............................  14,429             13,492
Income before income taxes...........................   3,842              3,421

Provision for income taxes...........................   1,593              1,420
Net income...........................................   2,249              2,001

Member's equity, beginning of period................. 105,566             95,164

Member's equity, end of period.......................$107,815          $  97,165
                                                     =============     =============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (Thousands of Dollars)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                           1999              1998
                                                                       -------------     -------------

Net cash flow provided by operating activities:........................$   8,746         $   7,937
                                                                       -------------     -------------

Cash flows from investing activities:
     Leases originated.................................................  (68,426)          (58,593)
     Leases repaid.....................................................   47,450            42,743
                                                                       -------------     -------------

         Net cash flow used in investing activities....................  (20,976)          (15,850)
                                                                       -------------     -------------

Cash flows from financing activities:
     Net change in borrowings under short term lines of credit.........   35,000            22,000
     Net change in borrowings under revolving line of credit...........  (10,000)          (19,000)
     Repayment of term debt............................................   (1,129)           (1,354)
     Net change payable to Agway Inc. and subsidiaries.................  (13,744)            6,087
     Proceeds from sale of debentures..................................    1,541               333
     Net change in restricted cash.....................................      562              (153)
                                                                       -------------     -------------

         Net cash flow provided by financing activities................   12,230             7,913
                                                                       -------------     -------------

         Net change in cash............................................        0                 0

Cash at beginning of period............................................        0                 0
                                                                       -------------     -------------

Cash at end of period..................................................$       0        $        0
                                                                       =============    ==============



     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.

     NOTE 2 - RESTRICTED CASH

     Cash related to securitized leases is held in segregated accounts pending distribution to the lease backed note holders and is restricted in its use. On September 30, 1999 restricted cash was $3,918 compared to $4,480 on June 30, 1999.

     NOTE 3 - CASH MANAGEMENT

     Instead of having our own cash account, we utilize the depository accounts of Agway Inc. and subsidiaries drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. and subsidiaries varies on a daily basis depending on the timing of deposits and the drawing of checks.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS
We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Telmark. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and make them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

Total revenues for the three-month period ended September 30, 1999 compared to the corresponding period of 1998 are as follows:

         This Year        Last Year        $ Increase       % Increase
         ---------        ---------        ----------       ----------
           18,300           16,900             1,400            8.3%

The increase in total revenues this year is mostly due to an increase in our investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month period ended September 30, 1999 compared to the corresponding period of the prior year are as follows:

         This Year        Last Year        $ Increase       % Increase
         ---------        ---------        ----------       ----------
           591,500         530,600            60,900           11.5%

Increases in expenses for the three-month period ended September 30, 1999 compared to the corresponding period in the prior year are as follows:

                                   This Year     Last Year     $ Increase     % Increase
                                   ---------     ---------     ----------     ----------
Interest expense                      7,700         7,400           $300           4.1%
Selling, general and                  4,900         4,600           $300           6.5%
administrative expenses
Provision for credit losses           1,900         1,600           $300          18.8%
                                   ---------     ---------     ----------     ----------
Total Expenses                       14,500        13,600           $900           6.6%


The change in interest expense is due to an increase in the amount of debt required to finance the increase in the amount of net leases and notes outstanding, partly offset by lower interest rates on new and replacement debt than the same period last year.

Selling, general and administrative expense increased due to incentives paid to certain employees relating to overall profitability, retention of business, and profitability of new business.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS (continued)
The provision for credit losses increased due to an increase in the size of the lease portfolio.

Net income for the three-months ended September 30, 1999 was $2,200, an increase of $200 (10%) from the corresponding period last year.

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

         Cash In Flows                              This Year          Last Year
                                                    ---------          ---------
         Cash flows from operations                   $8,800             $7,900
         Cash flows from financing                    12,200              7,900
                                                    ---------          ---------
         Total cash in flows                          21,000             15,800

         Cash Out Flows
         Cash flows from investing                   (21,000)           (15,800)

The cash flows from both operations and financing activities were invested in growth of our lease portfolio. We have been successful in arranging our past financing needs and believe that our current financing arrangements are adequate to meet our foreseeable operating requirements. There can be no assurance, however, that we will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. Our management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs.

Instead of having our own cash account, we use the depository accounts of Agway Inc. and subsidiaries drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. and subsidiaries varies on a daily basis depending on the timing of deposits and the drawing of checks.

As of September 30, 1999, we had credit facilities available from banks which allow us to borrow up to an aggregate of $320,000. Uncommitted short-term line of credit agreements permit us to borrow up to $70,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized (by stock in a cooperative bank) revolving line of credit permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 1999, under the short-term lines of credit and the revolving term loan facility was $70,000 and $146,300, respectively.

We borrow under our short-term line of credit agreements and our revolving term agreement from time to time to fund our operations. Short-term debt serves as interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $70,000 of lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2000.

We had balances outstanding on unsecured senior notes from private placements totaling $146,000 at both June 30, 1999 and September 30,1999. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Through two wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $57,700 and $58,800 at September 30, 1999, and June 30, 1999, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.54% to 7.61%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes.
The final scheduled maturity of these notes is December 2007.

We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

We believe we have sufficient lines of credit in place to meet interim funding needs.

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

We utilize a number of computers and computer software programs in the conduct of our business that are principally involved in the flow of information. This includes the software for tracking the lease portfolio, the financial and administration software, and the related hardware and operating system software. It also includes the personal computers and software used by our field sales force. All critical hardware and operating software has been inventoried and made year 2000 ready through replacement or remediation. This hardware and software has been tested and determined to be year 2000 compliant. All critical application software has been inventoried and upgraded through remediation or replacements. The lease portfolio tracking software has been updated to a new vendor certified year 2000 compliant version. The financial and administration applications have been replaced by applications that are vendor-certified as year 2000 compliant. Successful internal testing of the year 2000 compliance of the lease portfolio tracking software and the financial and administrative software has been completed. The interaction of the new vendor software with other corporate systems has also been tested in an enterprise wide test environment which was completed during August 1999. New year 2000 compliant personal computers and operating systems have been acquired for our field sales force and the related application software has been replaced or remediated, successfully tested as year 2000 compliant, and installed. These new fully tested year 2000 compliant personal computer systems have been distributed to our field sales force.

In addition to the information technology applications review noted above, we also reviewed and modified, where appropriate, other areas impacted by year 2000. External interfaces to internal information technology applications have been tested and are compliant. There are no embedded chips used in the business operations. Business continuity plans are complete.

Our principal sources of capital are banks, insurance companies, and its customers' repayment of leases. While banks and insurance companies are highly computer-dependent and are exposed as creditors to a broad array of businesses, both nationally and internationally, our management considers failure of its banks and insurance company investors as remote. We have a number of such creditors which diversifies the risk. Our customer base is widely diversified in number, geography and industry and in our management's opinion is not highly exposed to year 2000 related failures. The year 2000 compliance issue is, however, an uncertainty that is continuously being monitored by us. Based on the work performed to date, we presently believe that the likelihood of the year
2000 having a material effect on the results of operations, liquidity, or financial condition is remote.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

YEAR 2000 READINESS (continued)
Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. Our research to date gives us increased confidence in many of these infrastructure components but also persuades us that absolute certainty regarding their performance will not likely be possible prior to passing into the year 2000. To the extent failure occurs in such activities, which are outside our control, it could affect our ability to service our customers with the same degree of effectiveness with which they are served presently. We have identified elements of the infrastructure that are of greater significance to our operations, obtaining information on an ongoing basis as to their expected year 2000 readiness, and have considered alternative solutions if required.

We have incurred internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical software application enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing applications and replacements of hardware has cost us approximately $800, all of which had been incurred by June 30, 1999. However, additional costs may be incurred if we are required to invoke continuity plans. We have treated non-capital costs associated with year 2000 as period costs and they have been expensed when incurred.

In planning for business continuance, the highest priority is our ability to maintain high quality customer service. All business events were evaluated for impact of a potential Y2K failure. From this analysis, we developed continuity plans for all critical events to assure business processes could be performed in an alternate manner. These plans were approved by our senior management and include the details of the scope, any preparation steps needed, plan date of activation, appropriate communications, and procedures. A test will be completed in November to validate these plans in the event of a failure whether facility or system related.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We do not use derivatives and other interest rate instruments. The principal cash flow of our debt obligations and related weighted average interest rates by contractual maturity dates have not materially changed since June 30, 1999. Quantitative and Qualitative Disclosures about market risk are contained in Item 7a of our Annual Report on Form 10-K for the year ended June 30, 1999.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      We did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELMARK LLC
                                     (Registrant)


Date November 5, 1999                By /s/ Daniel J. Edinger
     --------------------               ---------------------
                                        Daniel J. Edinger, President
                                        (Principal Executive Officer)



Date November 5, 1999                By /s/ Peter J. O'Neill
     --------------------               --------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)