Form 10-Q
period 1999-12-31
TELMARK LLC
filed 2000-02-10
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended December 31, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the transition period from               to
                               -------------    -------------

Commission file number    33-70732
                       --------------

                                  TELMARK LLC*
             (Exact name of registrant as specified in its charter)


Delaware                                                              16-1551523
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                      13214
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
Yes   X    No
    -----     -----

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.


             Class                               Outstanding at February 7, 2000
----------------------------------             ---------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                           Pages
                                                                                                           -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, December 31, 1999 and June 30, 1999........................   3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months and
          six months ended December 31, 1999 and 1998.......................................................   4

          Condensed Consolidated Statements of Cash Flows for the six months ended
          December 31, 1999 and 1998........................................................................   5

          Notes to Condensed Consolidated Financial Statements..............................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................  10


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................  11


SIGNATURES..................................................................................................  12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                                           December 31,         June 30,
                                                                              1999                1999
                                                                         ---------------     ---------------
                                                                           (Unaudited)
Restricted Cash..........................................................    $    4,960         $     4,480

Leases and notes.........................................................       813,292             768,580
Unearned interest and finance charges....................................      (213,201)           (199,122)
Net deferred origination costs...........................................        12,258              11,591
                                                                         ---------------     ---------------
      Net investment.....................................................       612,349             581,049
Allowance for credit losses.............................................        (31,865)            (29,978)
                                                                         ---------------     ---------------
      Leases and notes, net..............................................       580,484             551,071

Investments..............................................................        12,780              12,780
Equipment, net...........................................................           671                 868
Deferred income taxes....................................................         6,525               5,443
Other assets.............................................................         1,545               1,345
                                                                         ---------------     ---------------
   Total Assets..........................................................    $  606,965         $   575,987
                                                                         ===============     ===============


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.........................................................         4,256               6,692
Payable to Agway Inc. and subsidiaries ..................................         3,356              22,337
Accrued expenses, including interest of
      $3,250 - December 31 and $3,258 - June 30 .........................         7,002               7,658
Borrowings under short term lines of credit..............................        15,902              35,000
Borrowings under revolving line of credit................................       246,100             156,300
Term debt................................................................       178,418             204,801
Subordinated debentures..................................................        41,458              37,633
                                                                         ---------------     ---------------

      Total liabilities..............................................           496,492             470,421

Commitments & contingencies

Member's equity......................................................           110,473             105,566
                                                                         ---------------     ---------------
      Total liabilities and member's equity..........................        $  606,965         $   575,987
                                                                         ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS of INCOME and MEMBER'S EQUITY
                             (Thousands of Dollars)
                                   (Unaudited)



                                                      Three months ended                          Six months ended
                                                         December 31,                               December 31,
                                             -------------------------------------      -------------------------------------
                                                  1999                  1998                 1999                  1998
                                             ---------------      ----------------      ---------------       ---------------

Revenues:
     Interest and finance charges                   $ 18,648               $17,194             $ 36,572               $33,742
     Service fees and other income                       408                   389                  755                   754
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               19,056                17,583               37,327                34,496
Expenses:
     Interest expense                                  8,179                 7,189               15,880                14,554
     Provision for credit losses                       2,048                 2,020                3,917                 3,570
     Selling, general and administrative               4,272                 4,353                9,131                 8,930
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               14,499                13,562               28,928                27,054
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             4,557                 4,021                8,399                 7,442
Provision for income taxes                             1,899                 1,632                3,492                 3,052
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             2,658                 2,389                4,907                 4,390
Member's equity, beginning of period                 107,815                97,165              105,566                95,164
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period                      $110,473               $99,554             $110,473               $99,554
                                             ===============      ================      ===============       ===============




     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31,
                             (Thousands of Dollars)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                     1999               1998
                                                                                -------------       -------------


Net cash flow provided by operating activities:...............................  $      4,404        $     10,937
                                                                                -------------       -------------
Cash flows from investing activities:
     Leases originated........................................................      (134,705)           (119,754)
     Leases repaid............................................................       101,376              98,362
     Purchases of equipment...................................................             0                 (12)
                                                                                -------------       -------------
         Net cash flow used in investing activities...........................       (33,329)            (21,404)
                                                                                -------------       -------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings under short term lines of credit...       (19,098)            (10,000)
     Net increase (decrease) in borrowings under revolving line of credit.....        89,800              13,000
     Repayment of term debt...................................................       (26,383)             (9,964)
     Net increase (decrease) payable to Agway Inc. and subsidiaries...........       (18,739)             16,006
     Proceeds from sale of debentures.........................................         3,825               2,435
     Net increase (decrease) in restricted cash...............................          (480)             (1,010)
                                                                                -------------       -------------

         Net cash flow provided by financing activities.......................        28,925              10,467
                                                                                -------------       -------------

         Net increase (decrease) in cash......................................             0                   0

Cash at beginning of period...................................................             0                   0
                                                                                -------------       -------------

Cash at end of period.........................................................  $          0         $         0
                                                                                =============       =============



     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.

     NOTE 2 - RESTRICTED CASH

     We hold and restrict the use of cash related to securitized leases in segregated accounts pending distribution to the lease-backed note holders. On December 31, 1999 restricted cash was $4,960 compared to $4,480 on June 30, 1999.

     NOTE 3 - CASH MANAGEMENT

     Instead of having our own cash account, we use the depository accounts of Agway Inc. and subsidiaries, drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. and subsidiaries account varies on a daily basis depending on the timing of deposits and the drawing of checks.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS
We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and make them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

Our total revenues for the three-month and six-month periods ended December 31, 1999 compared to the corresponding periods of the prior year are as follows:

                      This Year     Last Year     $ Increase      % Increase
                      ---------     ---------     ----------      ----------
  Three-months         $19,100       $17,600         1,500            8.5
  Six-months           $37,300       $34,500         2,800            8.1

The increase in our total revenues this year is mostly due to an increase in our investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month and six-month periods ended December 31, 1999 compared to the corresponding periods of the prior year are as follows:

                      This Year     Last Year     $ Increase      % Increase
                      ---------     ---------     ----------      ----------
  Three-months         $607,700      $544,500       63,300           11.6
  Six-months           $598,800      $536,900       61,900           11.5

Increases and (decreases) in our expenses for the three-month and six-month periods ended December 31, 1999 compared to the corresponding periods in the prior year are as follows:

                                     Three-months                Six-months
                                Increase (Decrease)          Increase (Decrease)
                                -------------------          -------------------
                                    $       %                    $       %
Interest expense                 $1,000   13.8%               $1,300    9.1%

Selling, general, and
administrative expenses           ($100)  (1.9%)                 200    2.3%

Provision for credit losses           0      0                   300    9.7%
                                -------------------          -------------------

Total expenses                   $  900    6.9%               $1,800    6.9%

The increase in our interest expense is due to an increase in the amount of debt required to finance the increase in the amount of net leases and notes, partly offset by lower interest rates on new and replacement debt than the same periods in the prior year.

Selling, general, and administrative expenses which we determine are related to origination of new lease business are not included in our current expenses. These expenses are deferred and will be recorded as expenses over the term of the new leases. We incurred higher total selling, general, and administrative expenses in both the three-month and six-month periods ended December 31, 1999:
$200 higher for the three-month period and $1,000 for the six-month period. However, the amount of costs not included in current expenses (because we identified them as related to new business) also increased for both the three-month and six-month period ended December 31, 1999: $300 for the three-month period and $800 for the six month period.

The provision for credit losses for the six months increased due to an increase in the size of our lease portfolio.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS (continued)
Our net income for the three-months ended December 31, 1999 was $2,700, an increase of $300 (13%) from the corresponding period in the prior year. For the six-months ended December 31, 1999, our net income was $4,900, an increase of $500 (11%) from the corresponding period in the prior year.

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

         Cash In Flows                              This Year          Last Year
         Cash flows from operations                 $  4,400           $ 10,900
         Cash flows from financing                    28,900             10,500
         Total cash in flows                        $ 33,300           $ 21,400

         Cash Out Flows
         Cash flows from investing                  $(33,300)          $(21,400)
                                                    =========          =========

We invested cash flows from both operations and financing activities into growth of our lease portfolio. We have been successful in arranging our past financing needs and believe that our current financing arrangements are adequate to meet our foreseeable operating requirements. We cannot assure you, however, that we will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. Our management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs.

Instead of having our own cash account, we use the depository accounts of Agway Inc. and subsidiaries drawing checks against these accounts and making deposits to them. The balance in the Payable to Agway Inc. and subsidiaries account varies on a daily basis depending on the timing of deposits and the drawing of checks.

As of December 31, 1999, we had credit facilities available from banks which allow us to borrow up to an aggregate of $331,700. Uncommitted short-term line of credit agreements permit us to borrow up to $81,700 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized (by stock in a cooperative bank) revolving line of credit permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. As of December 31, 1999, our total outstanding debt under the short-term lines of credit and the revolving term loan facility was $15,900 and $246,100, respectively.

We borrow under our short-term line of credit agreements and our revolving term agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $81,700 of uncommitted lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2000.

We had balances outstanding on unsecured senior notes from private placements totaling $122,000 at December 31, 1999 and $146,000 at June 30, 1999. The
principal bears interest at fixed rates ranging from 6.5% to 7.6%. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Through two wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $56,400 and $58,800 at December 31, 1999, and June 30, 1999, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.54% to 7.61%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes.
The final scheduled maturity of these notes is December 2007.

We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

We believe we have sufficient lines of credit in place to meet our interim funding needs.

YEAR 2000 READINESS

As previously disclosed, we initiated our year 2000 efforts in January 1996 and completed extensive work to assure that our operations were not impacted by the century date change as of January 1, 2000.

Our efforts focused on information system modification or replacement, as well as a review of all other areas of our business operations that might be impacted by this event. Business contingency and continuity plans were developed, and a command center was established to monitor and react to critical business interruptions, if any, either prior or subsequent to the millennium date change.

We had no material issues relating to the millennium date change on January 1, 2000. Based on this experience and the amount of work and testing we have previously performed, we believe the likelihood of a year 2000 issue that would have a material effect on the results of operations, liquidity, or financial condition continues to be remote as we run month-end, leap year, quarter-end, and year-end programs.

Our cost estimates relating to year 2000 efforts have not changed in light of the fact that no issues have arisen to date. The conversion and testing of existing applications and the replacement of hardware are estimated to have cost us approximately $800.

The year 2000 statements set forth above are designed as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

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

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TELMARK LLC
                                                   (Registrant)


Date February 8, 2000               By  /s/ Daniel J. Edinger
     --------------------               ----------------------------------------
                                        Daniel J. Edinger, President
                                        (Principal Executive Officer)



Date February 8, 2000              By   /s/ Peter J. O'Neill
     --------------------               ----------------------------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)