Form 10-Q
period 2000-03-31
TELMARK LLC
filed 2000-05-09
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended March 31, 2000
                               --------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
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
Yes  X   No
   -----    -----

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.

       Class                                          Outstanding at May 1, 2000
----------------------                                --------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              Pages
                                                                                                              -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, March 31, 2000 and June 30, 1999...........................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months and
          nine months ended March 31, 2000 and 1999.........................................................      4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          March 31, 2000 and 1999...........................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................     10


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     11


SIGNATURES..................................................................................................     12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS


                                                                March 31,        June 30,
                                                                  2000             1999
                                                                ----------      ----------
                                                               (Unaudited)
Restricted Cash ..........................................       $   4,479      $   4,480

Leases and notes .........................................         841,608        768,580
Unearned interest and finance charges ....................        (226,313)      (199,122)
Net deferred origination costs ...........................          12,913         11,591
                                                                ----------      ----------
      Net investment .....................................         628,208        581,049
Allowance for credit losses ..............................         (33,055)       (29,978)
                                                                ----------      ----------
      Leases and notes, net ..............................         595,153        551,071

Investments ..............................................          13,606         12,780
Equipment, net ...........................................             576            868
Deferred income taxes ....................................           7,224          5,443
Other assets .............................................           1,740          1,345
                                                                ----------      ----------
   Total Assets ..........................................       $ 622,778      $ 575,987
                                                                ==========      ==========


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable .........................................           9,573          6,692
Payable to Agway Inc. and subsidiaries ...................           3,569         22,337
Accrued expenses, including interest of
      $8,844 - March 31, 2000 and $3,258 - June 30, 1999 .          13,119          7,658
Borrowings under short term lines of credit ..............          56,588         35,000
Borrowings under revolving line of credit ................         205,100        156,300
Term debt ................................................         176,418        204,801
Subordinated debentures ..................................          44,529         37,633
                                                                ----------      ----------

      Total liabilities ..................................         508,896        470,421

Commitments & contingencies

Member's equity ..........................................         113,882        105,566
                                                                ----------      ----------
      Total liabilities and member's equity ..............        $622,778       $575,987
                                                                ==========      ==========



     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS of INCOME and MEMBER'S EQUITY
                             (Thousands of Dollars)
                                   (Unaudited)

                                                     Three months ended                         Nine months ended
                                                         March 31,                                  March 31,
                                             -------------------------------------      -------------------------------------
                                                  2000                  1999                 2000                  1999
                                             ---------------      ----------------      ---------------       ---------------
Revenues:
     Interest and finance charges                    $18,791               $16,797              $55,363               $50,539
     Service fees and other income                       474                   472                1,229                 1,226
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               19,265                17,269               56,592                51,765
Expenses:
     Interest expense                                  6,921                 5,610               22,801                20,164
     Provision for credit losses                       2,391                 1,959                6,308                 5,529
     Selling, general and administrative               4,108                 3,943               13,239                12,873
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               13,420                11,512               42,348                38,566
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             5,845                 5,757               14,244                13,199
Provision for income taxes                             2,436                 2,428                5,928                 5,480
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             3,409                 3,329                8,316                 7,719
Member's equity, beginning of period                 110,473                99,554              105,566                95,164
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period                      $113,882              $102,883             $113,882              $102,883
                                             ===============      ================      ===============       ===============




     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,
                             (Thousands of Dollars)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                 2000         1999
                                                                              ---------    ---------
Net cash flow provided by operating activities: ...........................   $  22,585    $  22,656
                                                                              ---------    ---------
Cash flows from investing activities:
     Leases originated ....................................................    (203,635)    (176,672)
     Leases repaid ........................................................     153,246      145,232
     Purchases of equipment ...............................................           0          (12)
     Purchase of investment ...............................................        (826)        (930)
                                                                              ---------    ---------
         Net cash flow used in investing activities .......................     (51,215)     (32,382)
                                                                              ---------    ---------
Cash flows from financing activities:
     Net increase (decrease) in borrowings under short term lines of credit      21,588       32,000
     Net increase (decrease) in borrowings under revolving line of credit .      48,800      (14,000)
     Repayment of term debt ...............................................     (28,383)     (14,579)
     Net increase (decrease) payable to Agway Inc. and subsidiaries .......     (20,272)       3,607
     Proceeds from sale of debentures .....................................       6,896        2,831
     Net (increase) decrease in restricted cash ...........................           1         (133)
                                                                              ---------    ---------

         Net cash flow provided by financing activities ...................      28,630        9,726
                                                                              ---------    ---------
         Net increase (decrease) in cash ..................................           0            0

Cash at beginning of period ...............................................           0            0
                                                                              ---------    ---------
Cash at end of period .....................................................   $       0    $       0
                                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.

     NOTE 2 - RESTRICTED CASH

     We hold and restrict the use of cash related to securitized leases in segregated accounts pending distribution to the lease-backed note holders. On March 31, 2000 restricted cash was $4,479 compared to $4,480 on June 30, 1999.

     NOTE 3 - CASH MANAGEMENT

     During the quarter ended March 31, 2000 we discontinued the use of the depository and disbursement accounts of our parent Agway Inc. and initiated our own independent cash management system. The payable to Agway is principally income taxes payable.

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

Our total revenues for the three-month and nine-month periods ended March 31, 2000 compared to the corresponding periods of the prior year are as follows:

                                This Year        Last Year        $ Increase       % Increase
                                ---------        ---------        ----------       ----------
         Three-months            $19,300          $17,300            2,000            11.6
         Nine-months             $56,600          $51,800            4,800             9.3


The increase in our total revenues this year is mostly due to an increase in our investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month and nine-month periods ended March 31, 2000 compared to the corresponding periods of the prior year are as follows:

                                This Year        Last Year        $ Increase       % Increase
                                ---------        ---------        ----------       ----------
         Three-months           $615,500         $544,500           71,000            13.0
         Nine-months            $604,100         $539,300           64,800            12.0

Increases in our expenses for the three-month and nine-month periods ended March 31, 2000 compared to the corresponding periods in the prior year are as follows:

                                 Three-months            Nine-months
                                   Increase               Increase
                                 ------------            -----------
                                 $         %             $          %
                              ------     -----         ------     -----
Interest expense ..........   $1,300     23.4%         $2,600     13.1%

Selling, general, and
administrative expenses ...      200      4.2%            400      2.8%

Provision for credit losses      400     22.1%            800     14.1%
                              ------     -----         ------     -----

Total expenses ............   $1,900     16.6%         $3,800      9.8%

The increase in our interest expense is primarily due to an increase in the amount of debt required to finance the increase in the amount of net leases and notes in both the three month and nine month periods as compared to the prior year.
Selling, general and administrative expense increased for the three month and nine month periods as compared to the comparable periods of the prior year due to: incentives paid to certain employees relating to overall profitability, retention of business, and profitability of new business; and slightly higher expenses related to contract data processing expenses and higher travel, telephone and training expenses.

The provision for credit losses for the nine months increased due to an increase in the size of our lease portfolio.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS (continued)
Our net income for the three-months ended March 31, 2000 was $3,400, an increase of $100 (2%) from the corresponding period in the prior year. For the nine-months ended March 31, 2000, our net income was $8,300, an increase of $600 (8%) from the corresponding period in the prior year.

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

         Cash In Flows                              This Year          Last Year
                                                    ---------          ---------
         Cash flows from operations                 $ 22,600           $ 22,700
         Cash flows from financing                    28,600              9,700
                                                    ---------          ---------
         Total cash in flows                        $ 51,200           $ 32,400
                                                    =========          =========

         Cash Out Flows
         Cash flows from investing                  $(51,200)          $(32,400)
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

During the quarter ended March 31, 2000 we discontinued the use of the depository and disbursement accounts of our parent Agway Inc. and initiated our own independent cash management system. The payable to Agway is principally income taxes payable.

As of March 31, 2000, we had credit facilities available from banks which allow us to borrow up to an aggregate of $331,700. Uncommitted short-term line of credit agreements permit us to borrow up to $81,700 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized (by stock in a cooperative bank) revolving line of credit permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. As of March 31, 2000, our total outstanding debt under the short-term lines of credit and the revolving term loan facility was $56,600 and $205,100, respectively.

We borrow under our short-term line of credit agreements and our revolving term agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $81,700 of uncommitted lines of credit all have terms expiring at various times during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2001.

We had balances outstanding on unsecured senior notes from private placements totaling $122,000 at March 31, 2000 and $146,000 at June 30, 1999. The principal bears interest at fixed rates ranging from 6.5% to 7.6%. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

Through two wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $54,400 and $58,800 at March 31, 2000, and June 30, 1999, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.5% to 7.6%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The final scheduled maturity of these notes is December 2007.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

LIQUIDITY AND CAPITAL RESOURCES (continued)
We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

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

We had no material issues relating to the millennium date change on January 1, 2000, the leap year on February 29, 2000, the month end processing, and quarter-end processing. Based on this experience and the amount of work and testing we have previously performed, we believe the likelihood of a year 2000 issue that would have a material effect on the results of operations, liquidity, or financial condition continues to be remote as we run year-end programs.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We do not use derivatives or other financial instruments to hedge interest rate risk in our portfolio. The principal cash flow of our debt obligations and related weighted average interest rates by contractual maturity dates have not materially changed since June 30, 1999. Quantitative and Qualitative Disclosures about market risk are contained in Item 7a of our Annual Report on Form 10-K for the year ended June 30, 1999.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TELMARK LLC
                                    (Registrant)


Date May 8, 2000                    By  /s/ Daniel J. Edinger
     --------------------               ----------------------------------------
                                        Daniel J. Edinger, President
                                        (Principal Executive Officer)



Date May 8, 2000                     By   /s/ Peter J. O'Neill
     --------------------               ----------------------------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)