Form 10-K405
period 2000-06-30
TELMARK LLC
filed 2000-09-19
CIK 914028

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
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
                                         X
                                        ----      ----
                                        Yes        No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS  INCORPORATED  BY  REFERENCE  OF PART  III OF THIS  FORM  10-K OR ANY
AMENDMENT TO THIS FORM 10-K.     X
                                ---

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT SEPTEMBER 11, 2000.
                                      ZERO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S EQUITY SECURITIES, AS OF THE LATEST PRACTICABLE DATE.

      CLASS                                    OUTSTANDING AT SEPTEMBER 11, 2000
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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 2000
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

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


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Membership Matters........................6
Item 6.           Selected Financial Data.........................................................................6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations...........6
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................10
Item 8.           Financial Statements...........................................................................11
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........24


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................25
Item 11.          Executive Compensation.........................................................................26
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................28
Item 13.          Certain Relationships and Related Transactions.................................................29


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................30

                  Signatures.....................................................................................32

                                     PART I

ITEM 1. & 2.  BUSINESS AND PROPERTIES

Telmark LLC ("Telmark," "we," "our," "us" or "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company that was formed solely to carry on the business of Telmark in limited liability company, rather than corporate, form. We are owned and controlled by Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States, in terms of revenues, based on a 1999 Co-op 100 Index produced by the National Cooperative Bank. We are a direct wholly-owned subsidiary of Agway Holdings, Inc., ("Holdings") an indirect subsidiary of Agway.

Telmark is subject to certain informational reporting requirements of the Securities Exchange Act of 1934 and in accordance with those rules, files reports and other information with the Commission. Reports filed with the Commission can be inspected at the Public Reference Section of the Commission at 450 Fifth Street N.W., Washington D.C. 20549 and at the regional offices of the Commission at Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661, and Seven World Trade Center, 13th Floor, New York, New York 10048. Copies of the materials can be obtained from the Commission at prescribed rates.

Our operations are comprised almost exclusively of direct finance leasing of agricultural related equipment, vehicles and buildings to farmers or other rural businesses that serve the agricultural marketplace. Our leases offer customers an alternative to directly purchasing or borrowing to purchase as a means of acquiring the use of equipment, vehicles or buildings.

        o We brand our leasing service as Agrilease(R) and Telease Financial Services(R).
        o We highlight our service-oriented approach in advertisements and product brochures.

We have over 17,000 customers, most of whom are in the dairy, forestry, crops, and transportation industries. We operate throughout the continental United States and Canada. Our customers are farmers and other rural businesses as well as manufacturers and independent dealers who serve the agricultural marketplace.

We compete with finance affiliates of equipment manufacturers, agricultural financial institutions, other independent finance and leasing companies, and commercial banks. Many of these organizations have substantial financial and other resources and consequently are able to compete on a long-term basis within the market segment which we serve.

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

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 70% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 2000, the largest concentration was in crops enterprises which represented 18% of the portfolio, dairy enterprises which represented 17% of the portfolio, and wood products enterprises which represented 11% of the portfolio. At June 30, 2000, approximately 44% of our net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could affect operating results.

We offer a variety of lease financing packages, with varying payment schedules on a monthly, quarterly, semiannual or annual basis, depending on the expected timing of customer cash flows, customer credit quality, and the customer's individual preferences.

With a direct finance lease our customers have use of the leased property over a specified term for a periodic rental charge: i.e., the lease payment. Customers make lease payments in advance. In most cases, at least two months of the lease payments are collected before the lease starts. We require the advance payment to provide protection in the event of default on the lease.

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

As of June 30, 2000, our outstanding leases had an average original term of approximately 5.9 years and average remaining term of approximately 4.6 years.

Generally, the customer selects the supplier of the equipment or other property to be leased and we are not responsible for its suitability, performance, life, or any other characteristics. Our primary responsibility is to buy the property from the supplier, lease it to the customers, and collect the lease payments. For certain lease contracts we have agreed to indemnify customers if certain adverse tax consequences arise in connection with a lease. We cannot predict our liability under these indemnification provisions, but we believe that our liability is remote and the net effect of any liability is not material. Telmark also offers financing through specific equipment manufacturer programs.

Telmark has internal credit approval policies that must be followed prior to entering into any lease transaction. The required procedures vary by kind and size of transaction. We set credit approval limits based on the total amount of leases outstanding with the customer. We assign lending authority to members of management depending on position, training, and experience. Telmark's Board of Directors must approve all lease amounts exceeding $1 million. After a Telmark field representative completes a financial application, we conduct a thorough credit approval process.

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

The ultimate collectibility of amounts due under our leases is directly dependent upon the credit practices we use, and the creditworthiness of our customers. Even though we follow our credit policies and we establish reserves for bad debts, there are other factors that could significantly impact a customer's ability to pay and consequently, effect our lease collection experience and our earnings. Additional factors that might impact our ability to collect lease payments are:

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

We realize net earnings if revenues from our leases exceed our operating expenses and income taxes.

        o "Revenue" from a lease is the sum of all payments due under the lease plus the residual value of the leased property, less the cost of purchasing the leased property.
        o "Operating expenses" include interest expense, provision for credit losses (the dollar amount Telmark sets aside to cover its estimated losses should a customer fail to make required payments under a lease), and selling, general and administrative expenses, including our payroll costs, rent, advertising costs and fees paid for credit checking and legal and accounting services.
        o "Interest expense" is the single largest operating expense of Telmark and is primarily the interest it must pay on the amounts borrowed from banks and other investors to finance the leases it makes to customers.

We lease all of our office space from Agway. We do not own any of the real property we use for office facilities. As of September 11, 2000, Telmark had 234 employees.

We have four wholly owned subsidiaries:

        o        Telease Financial Services, Ltd.;
        o        Telmark Lease Funding I, LLC;
        o        Telmark Lease Funding II, LLC; and
        o        Telmark Lease Funding III, LLC.

Telease Financial Services, Ltd. is a Canadian Corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding I, LLC, Telmark Lease Funding II, LLC, and Telmark Lease Funding III, LLC were established solely to enable the lease securitization financings entered into in 1997, 1999, and 2000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any litigation or legal proceedings pending, or to the best of our knowledge threatened, which, in the opinion of management, individually or in the aggregate, would have a material adverse affect on our results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERSHIP MATTERS (THOUSANDS OF DOLLARS)
Effective July 1, 1998, Telmark Inc's. common stock was cancelled by virtue of the merger of Telmark Inc. with and into Telmark LLC, with Telmark LLC being the surviving entity in the merger. We have one limited liability company membership interest outstanding, which is indirectly owned by Agway through its wholly-owned subsidiary Holdings. There is no public market for the membership interest and we do not expect one to develop. In the fiscal year ended June 30, 2000, a distribution of $5,000 in member's equity was paid. During the years ended June 30, 1999 and 1998, there was no distribution of member's equity. Under a loan covenant, distributions of member equity are prohibited to the extent they exceed 50% of net income for the period beginning on July 1, 1999, through the date of determination, inclusive. As of June 30, 2000, $900 of member's equity was free of this restriction.

ITEM 6.  SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS)
2000 COMPARED TO 1999.

NET INCOME
Our net income increased by $1,300 (13%) from $10,400 in 1999 to $11,700 in 2000.

                                                                                                 PERCENTAGE
                                            FY 2000           FY 1999           INCREASE         CHANGE
                                            -------           -------           --------         ----------

         Net income                         $11,700           $10,400           $1,300           13%


The increase was principally due to increased revenue from a larger outstanding portfolio of leases during 2000 as compared to 1999.

TOTAL REVENUES
Total revenues of $76,800 in 2000 increased $6,800 (10%) as compared to $70,000 in 1999.

                                                                                                 PERCENTAGE
                                            FY 2000           FY 1999           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Total revenues                     $76,800           $70,000           $6,800           10%

The increase is attributable in part to a $75,500 (14%) increase in net leases and notes outstanding at June 30, 2000 compared to 1999. Total revenue, as a percentage of average net leases and notes outstanding, decreased slightly from 13.1% in 1999 to 12.6% in 2000.

INCREASE IN LEASE PORTFOLIO
Increases in the lease portfolio resulting from new booked volume of $282,100 in 2000 and $252,100 in 1999 exceeding lease reductions from leases repaid and net bad debt expense of $206,600 and $196,700 in 2000 and 1999, respectively.

Increase In Lease Portfolio                 FY 2000           FY 1999
                                            ---------         ----------
         New booked volume                  $282,100          $252,100

         Leases repaid                      (198,700)         (188,700)

         Provision for credit losses        (  7,900)         (  8,000)
                                            ---------         ----------

         Portfolio increase                 $ 75,500          $ 55,400
                                            =========         ==========

The increase in new booked volume in excess of leases repaid and bad debt provisions had the effect of increasing total revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

INTEREST EXPENSE
While the weighted average interest rate paid on debt remained constant at 6.9%, total interest expense increased due to increased borrowings required to finance the growth of the lease portfolio noted above.

                                                                                                 PERCENTAGE
                                            FY 2000           FY 1999           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Interest expense                   $31,500           $27,600           $3,900           14%

Total debt outstanding at June 30, 2000 increased by $83,600 to $517,300 as compared to total debt at June 30, 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses of $17,300 in 2000 increased by $1,100 (7%) compared to $16,200 in 1999.

                                                                                                 PERCENTAGE
                                            FY 2000           FY 1999           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Selling, general,
         and administrative
         expenses                           $17,300           $16,200           $1,100           7%

The increase was primarily the result of additional personnel and incentive costs relating to the additional new business booked.

PROVISION  FOR CREDIT  LOSSES
The provision for credit losses of $7,900 in 2000 represents a decrease of $100 (1%) compared to $8,000 in 1999.

                                                                                INCREASE         PERCENTAGE
                                            FY 2000           FY 1999           (DECREASE)       CHANGE
                                            -------           -------           --------         ----------
         Provision for Credit Losses        $7,900            $8,000            (100)            1%

This decrease is based on our analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2000 the allowance for credit losses was $32,500 compared to $30,000 at June 30, 1999. During 2000 and 1999, the general economy remained strong and the total value of non-earning accounts increased from $4,900 in 1999 to $6,000 in 2000 and as a percentage of the lease portfolio remained unchanged at 0.9% for both 1999 and 2000. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

1999 COMPARED TO 1998.

NET INCOME
Our Net Income increased by 1,600 (18%) from $8,800 in 1998 to $10,400 in 1999.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Net income                         $10,400           $8,800            $1,600           18%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases and notes receivable during 1999 as compared to 1998.

TOTAL REVENUES
Total Revenues of $70,000 in 1999 increased $4,500 (7%) as compared to $65,500 in 1998.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Total revenues                     $70,000           $65,500           $4,500           7%

                                        7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

TOTAL REVENUES (CONTINUED)
The increase is attributable in part to a $55,400 (11%) increase in net leases and notes in 1999 as compared to 1998. Total revenue as a percentage of average net leases and notes decreased from 13.5% in 1998 to 13.1% in 1999.

INCREASE IN LEASE PORTFOLIO
Increases in the lease portfolio resulting from new booked lease volume of $252,100 in 1999 and $227,300 in 1998 exceeded lease reductions from leases repaid and provision for credit losses of $196,700 and $177,400 in 1999 and 1998, respectively.

                                            FY 1999           FY 1998
                                            ---------         ---------
         New booked lease volume            $252,100          $227,300

         Leases repaid                      (188,700)         (169,800)
         Provision for credit losses        (  8,000)         (  7,600)
                                            ---------         ---------

         Portfolio increase                 $ 55,400          $ 49,900
                                            =========         =========

The increase in new booked lease volume in excess of leases repaid and provision for credit losses had the effect of increasing the size of the lease portfolio, thereby increasing total revenues. The increased volume of new leases resulted from development of Telmark's existing markets and the addition of new employees.

INTEREST EXPENSE
Interest expense increased from $26,900 in 1998 to $27,600 in 1999. While the weighted average interest rate paid on debt decreased from 7.2% to 6.9%, total interest expense increased due to increased borrowings required to finance the growth of the lease portfolio noted above.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Interest expense                   $27,600           $26,900           $700             3%

Total debt outstanding at June 30, 1999 increased by $28,100 to $433,700 as compared to total debt outstanding at June 30,1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses of $16,200 in 1999 increased by $600 (4%) compared to $15,600 in 1998.

         Selling, general,                                                                      PERCENTAGE
         and administrative                 FY 1999           FY 1998           INCREASE        CHANGE
                                            -------           -------           --------        ----------
         expenses                           $16,200           $15,600           $600            4%

The increase in total selling, general, and administrative expenses was primarily the result of additional personnel and incentives paid to certain employees relating to additional new business. Expenses which are determined to be related to origination of new lease business are deferred and recorded over the term of the leases.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $8,000 in 1999 represents an increase of $400 (5%) compared to $7,600 in 1998.

                                                                                                 PERCENTAGE
                                            FY 1999           FY 1998           INCREASE         CHANGE
                                            -------           -------           --------         ----------
         Provision for Credit Losses        $8,000            $7,600            $400             5%

This increase is based on our analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 1999, the allowance for credit losses was $30,000 compared to $27,100 at June 30, 1998. During 1998 and 1999, the general economy remained strong, however, the total value of non-earning accounts increased from $3,000 in 1998 to $4,900 in 1999 and as a percentage of lease portfolio was 0.6% of leases in 1998 to 0.9% of leases in 1999. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. We have principally financed our operations, including the growth of our lease portfolio, through borrowings under our lines of credit, private placements of debt with institutional investors and other term debt, lease backed notes, principal collections on leases and cash provided from operations. Total assets have grown at an average annual rate of 16% over the past fifteen years. The liability to equity ratio increased from 4.5 in 1999 to 4.8 in 2000.

                                      FY 2000           FY 1999         FY 1998
                                      --------          --------        --------
        CASH IN FLOWS
        Cash flows from operations    $24,400           $22,800         $21,200
        Cash flows from financing      64,600            43,700          37,100
                                      --------          --------        --------
                 Total cash in flows   89,000            66,500          58,300
        CASH OUT FLOWS
        Cash flows from investing     (83,400)          (63,800)        (58,000)
        Cash flows to restricted cash ( 5,600)           (2,700)           (300)
                                      --------          --------        --------
                 Total cash out flows (89,000)          (66,500)        (58,300)

Virtually all of the cash flows from both operations and financing activities were invested in restricted cash and growth of the lease portfolio. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. See Note 5 to the Consolidated Financial Statements "Borrowing under Lines of Credit and Term Debt."

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

YEAR 2000 READINESS

We had no material issues relating to the millennium date change on January 1, 2000, the leap year on February 29, 2000, or the month end, the quarter-end, or the year end processing. As previously disclosed, we initiated our year 2000 efforts in January 1996 and completed extensive work to assure that our operations were not impacted by the century date change as of January 1, 2000. Our efforts focused on information system modification or replacement, as well as a review of all other areas of our business operations that might be impacted by this event. Business contingency and continuity plans were developed, and a command center was established to monitor and react to critical business interruptions, if any, either prior or subsequent to the millennium date change.

Our cost for conversion and testing of existing applications and the replacement of hardware was approximately $800.

The year 2000 statements set forth above are designed as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).
                                        9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)

The following table provides information about Telmark's debt securities and loans that are sensitive to changes in interest rates. The table presents principal cash flows (in 000's) and related weighted average interest rates by contractual maturity dates.

FIXED INTEREST RATE                                                                                Fair Value
Liabilities                       2001    2002     2003     2004     2005     Thereafter  Total    6/30/00
                                 -------  -------  -------  -------  -------  ----------  -----    ----------
Short Term Bank
     Lines of Credit             75,676     -        -        -        -        -          75,676   75,676
Weighted Average
      Interest Rate               7.36%     -        -        -        -        -             -        -

Long-Term Debt,
 including current portion       132,773  104,257  85,010   69,842   8,648    3,726       404,256  411,071
Weighted Average
      Interest Rate               6.90%   6.98%    7.11%    6.87%    7.69%    7.75%                    -

Subordinated Debentures,
 including current portion         5,497    7,321  11,071    6,096      -     7,413        37,398   35,950
Weighted Average
       Interest Rate              6.40%   6.94%    8.43%    8.25%      -      8.75%                    -

Telmark does not use derivatives or other financial instruments to hedge interest rate risk in its portfolio. Telmark endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase the cost of that portion of the debt which is not precisely matched to the characteristics of the portfolio. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows. The subordinated debentures' interest rate is at the greater of the quoted rate or a rate based upon an average discount rate for U.S. Government Treasury Bills (T-Bill), with maturities of 26 weeks. Based on the T-Bill rate of 5.96% as of June 30, 2000, as compared to the stated rates of the debentures, which range from 6.0% to 8.75% at June 30, 2000, we believe a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 2000, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values, or cash flows of Telmark.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGES
                                                                                                                 -----
TELMARK LLC AND CONSOLIDATED SUBSIDIARIES:
         Report of Independent Accountants.......................................................................12

         Consolidated Balance Sheets, June 30, 2000 and 1999.....................................................13

         Consolidated Statements of Income and Member's Equity,
                  for the years ended June 30, 2000, 1999 and 1998...............................................14

         Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998..................15

         Notes to Consolidated Financial Statements..............................................................16

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Telmark LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and member's equity and cash flows present fairly, in all material respects, the financial position of TELMARK LLC (a wholly-owned subsidiary of Agway Holdings, Inc.) and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Telmark's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Syracuse, New York
August 18, 2000

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                             (THOUSANDS OF DOLLARS)


                                     ASSETS

                                                          2000             1999
                                                       ------------     ------------
Restricted cash........................................$    10,103      $     4,480
Leases and notes receivable, net.......................    626,538          551,071
Investments............................................     13,606           12,780
Equipment, net.........................................        483              868
Deferred income taxes..................................          0            5,443
Other assets...........................................      1,753            1,345
                                                       ------------     ------------

Total Assets...........................................$   652,483      $   575,987
                                                       ============     ============


                                            LIABILITIES AND MEMBER'S EQUITY

                                                          2000             1999
                                                       ------------     ------------

Borrowings under lines of credit and term debt.........$   479,932      $   396,101
Subordinated debentures................................     37,398           37,633
Accounts payable.......................................      9,666            6,692
Payable to Agway Inc...................................      5,114           22,337
Deferred income taxes..................................         39                0
Accrued expenses, including interest of
      $4,020 - 2000 and $3,258 - 1999 .................      8,061            7,658
                                                       ------------     ------------

Total Liabilities......................................    540,210          470,421

Commitments & Contingencies

Member's Equity........................................    112,273          105,566
                                                       ------------     ------------
     Total Liabilities and Member's Equity.............$   652,483      $   575,987
                                                       ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    STATEMENTS OF INCOME AND MEMBER'S EQUITY
                FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                             (THOUSANDS OF DOLLARS)

                                               2000         1999        1998
                                            ---------    ---------   ---------
Revenues:
     Interest and finance charges .......   $  75,131    $  68,337   $  63,872
     Service fees and other income ......       1,654        1,669       1,604
                                            ---------    ---------   ---------

         Total revenues .................      76,785       70,006      65,476
                                            ---------    ---------   ---------

Expenses:
     Interest expense ...................      31,536       27,626      26,871
     Provision for credit losses ........       7,899        8,024       7,587
     Selling, general and administrative       17,291       16,198      15,606
                                            ---------    ---------   ---------

         Total expenses .................      56,726       51,848      50,064
                                            ---------    ---------   ---------

         Income before income taxes .....      20,059       18,158      15,412

Provision for income taxes ..............       8,352        7,756       6,654
                                            ---------    ---------   ---------

         Net income .....................      11,707       10,402       8,758

Member's equity, beginning of year ......     105,566       95,164      86,406

Distribution of member's equity .........      (5,000)           0           0
                                            ---------    ---------   ---------

Member's equity, end of year ............   $ 112,273    $105,566    $  95,164
                                            =========    =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                             (THOUSANDS OF DOLLARS)

                           INCREASE (DECREASE) IN CASH

                                                     2000         1999         1998
                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................   $  11,707    $  10,402    $   8,758
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization ........         386          510          607
         Deferred taxes .......................       5,481        1,587        3,614
         Provision for credit losses ..........       7,899        8,024        7,587
         Patronage refund received in stock ...        (826)        (930)      (1,043)
         Changes in assets and liabilities:
              Other assets ....................        (408)        (239)        (169)
              Payables ........................       2,974        1,584          709
              Income taxes payable ............      (3,190)       2,153        1,330
              Accrued expenses ................         403         (260)        (231)
                                                  ---------    ---------    ---------

         Net cash flow provided by
              operating activities ............      24,426       22,831       21,162
                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ........................    (282,064)    (252,107)    (227,270)
     Leases repaid ............................     198,698      188,637      169,827
     Purchases of equipment, net ..............           0         (378)        (552)
                                                  ---------    ---------    ---------

         Net cash flow used
              in investing activities .........     (83,366)     (63,848)     (57,995)
                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         short term line of credit ............      40,176       15,000       16,000
     Net change under revolving line of credit        8,200       (8,700)     (25,900)
     Proceeds from notes payable ..............           0            0      100,000
     Repayment of notes payable ...............     (24,000)     (23,000)     (50,723)
     Proceeds from lease backed notes .........      68,100       48,384            0
     Repayment of lease backed notes ..........      (8,645)      (7,243)      (7,785)
     Repayment of capital lease ...............           0          (17)         (73)
     Net change payable to Agway Inc. .........     (14,033)      15,742        2,663
     Repayment of debentures ..................     (18,380)           0      (11,208)
     Proceeds from sale of debentures .........      18,145        3,627       14,170
     Distribution of member's equity ..........      (5,000)           0            0
                                                  ---------    ---------    ---------

         Net cash flow provided by
                financing activities ..........      64,563       43,793       37,144
                                                  ---------    ---------    ---------

     Net change in cash .......................       5,623        2,776          311
     Cash at beginning of year ................       4,480        1,704        1,393
                                                  ---------    ---------    ---------
     Cash at end of year ......................   $  10,103    $   4,480    $   1,704
                                                  =========    =========    =========

     Cash paid during period for:
         Interest .............................   $  30,774    $  28,629    $  27,395
         Income Taxes .........................   $   6,202    $   3,556    $   2,972

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations
     Telmark LLC ("Telmark" or the "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company. Telmark is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. Telmark is indirectly owned and controlled by Agway Inc. and subsidiaries ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Telmark is a wholly-owned subsidiary of Agway Holdings, Inc. ("Holdings"), a subsidiary of Agway. Telmark operates throughout the continental United States and Canada.

Basis of Consolidation
     The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Equivalents
     Telmark considers all investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash accounts amounting to $10,103 and $4,480 at June 30, 2000, and 1999, respectively, collateralize lease- backed notes payable. See Note 5. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

Lease Accounting
     Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of June 30, 2000, and 1999, the recognition of interest income was suspended on leases and notes totaling $6,048 and $4,890, respectively.

     Initial direct costs incurred in consummating a lease are not expensed when the lease is originated. The expense is capitalized and amortized over the life of the lease. This deferral of expenses has the effect of reducing the expense recorded in the period the lease is booked, and increasing the expense recognized over the remaining life of the lease. Initial direct costs deferred and amortization expense recognized were as follows for the years ended June 30:

                                                   2000       1999       1998
                                                   ------     ------     ------
           Expenses not recognized this year
           are deferred to later years             7,524      6,745      5,256

           Expenses from prior years amortized
           this year                               5,643      4,969      4,553

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT)

Investments
     Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Patronage refunds on this stock are recorded as a reduction of interest expense and totalled $1,180, $1,329, and $1,489 for the years ended June 30, 2000, 1999, and 1998, respectively.

Equipment
     Depreciation  is  calculated  using  the  straight-line   method  over  the
estimated useful lives of the equipment.

Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2000, 1999, and 1998, was $1,034, $1,008, and $877,
respectively.

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

     Telmark is included in a consolidated federal tax return filed by Agway. Through June 30, 1998, Telmark filed separate state tax returns. Effective July 1, 1998, for income tax filing purposes, Telmark is included as a business division of Holdings. Under Telmark's tax sharing agreement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

      Leases and notes as of June 30 were as follows:

                                                   2000         1999
                                                 --------     --------
      Leases:
         Commercial and agricultural             $861,863     $740,011
         Leasing to Agway Inc. and subsidiaries     4,000          220
                                                 --------     --------
                                                  865,863      740,231
      Retail installment loans                     20,388       28,349
                                                 --------     --------
            Total leases and notes               $886,251     $768,580
                                                 ========     ========

      Net investment in leases and notes at June 30 are summarized as follows:

                                                   2000         1999
                                                 --------     --------
      Leases and notes                           $886,251     $768,580
      Unearned interest and finance charges      (240,745)    (199,122)
      Net deferred origination costs               13,568       11,591
                                                 --------     --------
         Net investment                           659,074      581,049
      Allowance for credit losses                 (32,536)     (29,978)
                                                 --------     --------
         Leases and notes, net                   $626,538     $551,071
                                                 ========     ========

Included within the above leases and notes are unguaranteed estimated residual values of leased property approximating $92,700 and $82,100 at June 30, 2000, and 1999, respectively.

    Contractual maturities of leases and notes were as follows at June 30, 2000:

                                 Leases
                        --------------------------
                         Commercial     To Agway        Retail
                              and        Inc. and     Installment
                        Agricultural  Subsidiaries      Loans         Total
                        ------------  ------------    -----------   ---------

      2001              $   229,809   $  555          $ 8,124       $ 238,488
      2002                  183,283      526            5,260         189,069
      2003                  138,468      507            2,577         141,552
      2004                   97,675      479            1,568          99,722
      2005                   61,989      479              732          63,200
      Thereafter            150,639    1,454            2,127         154,220
                        ------------  ------------    -----------   ---------
           Totals       $   861,863   $4,000          $20,388       $ 886,251
                        ============  ============    ===========   =========


Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                                         2000       1999       1998
                                                         --------   --------   --------
     Balance, beginning of year                          $29,978    $27,071    $24,014
     Provision for credit losses charged to operations     7,899      8,024      7,587
     Charge-offs                                          (9,179)    (6,820)    (6,513)
     Recoveries                                            3,838      1,703      1,983
                                                         --------   --------   --------
         Balance, end of year                            $32,536    $29,978    $27,071
                                                         ========   ========   ========

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
3. EQUIPMENT

      Equipment, at cost, consisted of the following at June 30:
                                   2000       1999
                                --------   --------
Office and other equipment ..   $ 2,571    $ 2,571
Less accumulated depreciation    (2,088)    (1,703)
                                --------   --------
                                $   483    $   868
                                ========   ========
4. INCOME TAXES

      The provision for income taxes consists of the following:
                     2000     1999     1998
                     ------   ------   ------
Currently payable:
     Federal .....   $2,427   $4,451   $2,321
     State .......      444    1,718      719
Deferred .........    5,481    1,587    3,614
                     ------   ------   ------
                     $8,352   $7,756   $6,654
                     ======   ======   ======

Telmark's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:

                                            2000    1999    1998
                                            -----   -----   -----
Statutory federal income tax rate .....     34.0%   34.0%   34.0%

Tax effects of:
    State taxes, net of federal benefit      6.4     8.0     8.7
    Other items .......................      1.2      .7      .5
                                            -----   -----   -----

Effective income tax rate .............     41.6%   42.7%   43.2%
                                            =====   =====   =====

The components of the net deferred tax asset as of June 30 were as follows:
                                              2000        1999
                                          ---------   ---------
Deferred tax assets:
    Allowance for credit losses .......   $ 12,839    $ 11,849
    Alternative minimum tax
       credit carryforward ............      5,870       3,574
    Other .............................        917         960
                                          ---------   ---------
    Total deferred tax assets .........     19,626      16,383
                                          ---------   ---------

Deferred tax liabilities:
    Difference between book and
        tax treatment of leases .......     19,470      10,745
    Other .............................        195         195
                                          ---------   ---------
         Total deferred tax liabilities     19,665      10,940
                                          ---------   ---------
         Net deferred tax asset
          (liability) .................   $    (39)   $  5,443
                                          =========   =========

Based on Telmark's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At June 30, 2000, Telmark's federal alternative minimum tax credit can be carried forward indefinitely.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT
As of June 30, 2000, Telmark has credit facilities available from banks which allow it to borrow up to an aggregate of $336,700. Uncommitted short-term line of credit agreements permit borrowing up to $86,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 2000, under the short-term lines of credit and the revolving term loan facility was $75,200 and $164,500, respectively. The revolving term loan facility of $164,500 is partially collateralized by our investment in a cooperative bank having a book value of $13,600 at June 30, 2000.

Telmark has issued lease-backed notes, through three wholly owned special purpose funding subsidiaries as follows:


TELMARK LEASE FUNDING         YEAR ISSUED      ISSUED CLASS A    ISSUED CLASS B      RATE CLASS A    RATE CLASS B
---------------------         -----------      --------------    --------------      ------------    ------------
         I                       1997            $24,000           $  2,000              6.58%           7.01%
         II                      1999             44,800              3,600              6.54%           7.61%
         III                     2000             63,000              5,100              7.69%           9.05%

The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $86,700 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2001.

At June 30, 2000, we had balances outstanding on uncollateralized senior note private placements totaling $122,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contain financial covenants, the most restrictive of which prohibit:
     (i) tangible net worth, defined as consolidated tangible assets less total liabilities (excluding notes payable to Holdings), from being less than an amount equal to or greater than the sum of $85,000, plus 50% of all net income (if a positive number) for all fiscal years ended after January 1, 2000. As of June 30, 2000 required minimum net worth is $90,900;
     (ii) the ratio of total liabilities less subordinated notes payable to Holdings to member's equity plus subordinated notes payable to Holdings from exceeding 5:1;
     (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and
     (iv) equity distributions and restricted investments (as defined) made after July 1, 1999 to exceed 50% of consolidated net income for the period beginning on July 1, 1999 through the date of determination, inclusive. As of June 30, 2000, $900 of member's equity is free of this restriction.

For the year ended June 30, 2000, Telmark has complied with all covenants contained in its borrowing agreements.

At June 30, borrowings under lines of credit, term debt
      and subordinated debentures consisted of the following:       2000       1999
                                                                  --------   --------
Notes payable to banks due in varying amount and dates through
   April 12, 2004 with interest ranging from 5.56% to 8.5% ....   $239,676   $191,300
Unsecured notes payable to insurance companies due in varying amount and dates through May 29, 2004, with interest
   ranging from 6.47% to 7.64% ................................    122,000    146,000
Lease-backed notes payable to insurance companies in varying amounts and dates through December 15, 2008 with interest
   rates ranging from 6.54% to 9.05% ..........................    118,256     58,801
                                                                  --------   --------
     Total borrowings under lines of credit and Term Debt .....    479,932    396,101
Subordinated debentures due in varying amount and dates through
   March 31, 2008, with interest ranging from 6.00% to 8.75% ..     37,398     37,633
                                                                  --------   --------
     Total Debt ...............................................   $517,330   $433,734
                                                                  ========   ========


                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)

The subordinated debentures represent the outstanding balance of registered debentures offered to and held by the general public. Interest is paid on the debentures on January 1, April 1, July 1, and October 1 of each year. The interest rate paid on debentures is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. The debentures are uncollateralized and are subordinate to all senior debt of Telmark.

The carrying amounts and estimated fair values of our significant financial instruments held for purposes other than trading at June 30, were as follows:

                                                                      2000                 1999
                                                              -------------------   -------------------
                                                              Carrying    Fair      Carrying    Fair
                                                               Amount    Value       Amount     Value
                                                              --------   --------   --------   --------
Lines of Credit and Term Debt .............................   $479,932   $486,747   $396,101   $404,386
Subordinated Debentures ...................................     37,398     35,950     37,633     37,887


The aggregate amounts of notes payable, and subordinated debentures maturing after June 30, 2000, are as follows:

                                                  Notes Payable
                                        ---------------------------------           Subordinated
     Year Ending June 30,                     Bank        Ins. Companies            Debentures            Total
                                        ---------------  ----------------           -------------      -------------
     2001                               $     148,676    $         59,773           $       5,497      $    213,946
     2002                                      25,000              79,257                   7,321           111,578
     2003                                      36,000              49,010                  11,071            96,081
     2004                                      30,000              39,842                   6,096            75,938
     2005                                           0               8,648                       0             8,648
     Thereafter                                     0               3,726                   7,413            11,139
                                        ---------------  ----------------           -------------      -------------
                                        $     239,676    $        240,256           $      37,398      $    517,330
                                        ===============  ================           =============      =============

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit Retirement Plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs for those plans included in selling, general and administrative expense were approximately $1,500, $1,400, and $1,100 for the periods ended June 30, 2000, 1999, and 1998, respectively.

7.  RELATED PARTY TRANSACTIONS

Payable to Agway Inc.
---------------------
During the quarter ended March 31, 2000 Telmark discontinued the use of the depository and disbursement accounts of Agway and initiated its own independent cash management system. The payable to Agway Inc. after this change is principally any unpaid member equity distribution and/or any net income taxes payable.

Inter-Company Transactions
--------------------------
Inter-company transactions related to leases with Agway, income taxes, and Agway's employee benefit plans are separately disclosed in the financial statements. Other inter-company transactions with Agway for the years ended June 30 are:

   (Revenue) Expense                               2000       1999       1998
   -----------------                             -------    -------    -------
   Interest and finance charges..................$ (159)    $  (27)    $  (49)
   Administrative and general expense............ 1,546      1,691      1,638

Interest and finance charges are earned on equipment leases to Agway. The administrative and general expense caption described above includes certain shared expenses incurred by Agway on behalf of Telmark, including the corporate insurance program, information services, payroll, benefits, accounts payable administration, and facilities management. These expenses were allocated to Telmark based on what management believes is a reasonable methodology.

During the year ended June 30, 2000, Telmark distributed $5,000 of member's equity. During the years ended June 30, 1999 and 1998, there were no distributions of member's equity.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 2000 amounted to $4,415.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

9.  FINANCIAL INSTRUMENTS

Off Balance-Sheet Risk

Telmark is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of non-performance by the other party to the financial instrument, Telmark's credit risk is limited to the amount of Telmark's commitment to extend credit. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. Telmark uses the same credit and collateral policies in making commitments as it does for on-balance sheet instruments.

Market Risk

Telmark's business is concentrated in agriculture industry in the New England, Mid-Atlantic, and Midwest states with approximately 70% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different agriculture segments. As of June 30, 2000, the largest concentration is in crops enterprises which represents 18% of the portfolio, dairy enterprises which represents 17% of the portfolio, and wood products enterprises which represents 11% of the portfolio. At June 30, 2000, approximately 44% of our net lease investment is in the states of Michigan, New York, Ohio, and Pennsylvania. Developments in any of these areas of concentration could affect operating results adversely.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS AND MANAGEMENT
                                   DIRECTORS,
   EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT OF THE REGISTRANT

The Directors of Telmark determine our policy and are elected by the member at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. The following table sets forth certain information regarding Telmark's Directors, executive officers and significant members of management:

                                                                 Years served        Year Became          Term
         Name                  Age  Position                      as Officer         a Director          Expires
         --------------------------------------------------------------------        -----------       ----------

Peter J. O'Neill               53   Senior Vice President,
                                    Finance and Control,
                                    Chairman of the
                                    Board and Director                 6                1995           July, 2001
Andrew J. Gilbert              41   Director                                            1997           July, 2001
Samuel F. Minor                62   Director                                            1989           July, 2001
Edwin C. Whitehead             59   Director                                            1999           July, 2001
William W. Young               47   Director                                            1992           July, 2001
Daniel J. Edinger              49   President and Director            12                1988           July, 2001
Raymond G. Fuller              49   Director of Customer               6
                                    Operations
Herbert E. Gerhart             55   Secretary and                     23
                                    Director of Finance
Karen J. Ohliger               38   Treasurer                          1
Richard A. Kalin               51   Controller                         6
Kipp R. Weaver                 50   Director of Credit                 6

The Board of Directors, except for Messrs. O'Neill and Edinger, are paid an annual retainer fee of $1,000 for their services on the Telmark Board. The executive officers and significant members of management of Telmark provide operating control to carry out the policies established by the Board of
Directors and serve at the discretion of the Board with no guarantee of employment. Telmark is organized with nine functional managers and six region managers reporting to the President, Daniel J. Edinger. The officers with company wide responsibilities who report to the President are the Director of Credit, Director of Customer Operations, Director of Finance, and the Controller. More detailed biographies of each person listed above, are set forth below.

PETER J. O'NEILL - Mr. O'Neill's principal occupation has been Senior Vice President, Finance and Control of Agway for more than five years.

ANDREW J. GILBERT - Mr. Gilbert is a member of the Agway Board of Directors. He has been engaged in full-time farming for more than five years.

SAMUEL J. MINOR - Mr. Minor is a member of the Agway Board of Directors. He has been engaged in full-time farming for more than five years.

EDWIN C. WHITEHEAD - Mr. Whitehead is a member of the Agway Board of Directors. He has been engaged in full time farming for more than 5 years.

WILLIAM W. YOUNG - Mr. Young is a member of the Agway Board of Directors. He has been engaged in full-time farming for more than five years.

DANIEL J. EDINGER - Mr. Edinger's principal occupation has been President of Telmark for more than five years.

RAYMOND G. FULLER - Mr. Fuller's principal occupation has been Director of Customer Operations of Telmark for more than five years.

HERBERT E. GERHART - Mr. Gerhart's principal occupation has been Director of Finance of Telmark for more than five years.

KAREN J. OHLIGER - Ms. Ohliger is Treasurer of Agway. She served as Assistant Treasurer of Agway from September 1992 to August 1998. She was named Treasurer of Agway and Telmark in August 1998.

RICHARD A. KALIN - Mr. Kalin's principal occupation has been Controller of Telmark for more than five years.

KIPP R. WEAVER - Mr. Weaver's principal occupation has been Director of Credit of Telmark for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

Employees of Telmark are eligible to participate in Agway's benefits and compensation plans. The following table sets forth information regarding annual and long-term compensation for services in all capacities to Telmark for the fiscal years ended June 30, 2000, 1990, and 1998, of the chief executive officer and any of the other four most highly compensated executive officers of Telmark (other than the CEO) who were serving in such capacity at June 30, 2000 and were compensated over $100,000.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------

                                                        ANNUAL
                                                   COMPENSATION(4)
                                             ----------------------------
                                                                                 ALL OTHER
NAME AND                                                                       COMPENSATION
PRINCIPAL POSITION                 YEAR         SALARY(1)      BONUS(2)             (3)
------------------------------ ------------  --------------- ------------   -------------------
Daniel J. Edinger.............     2000         $224,637      $184,950         $5,017
 President                         1999          199,710       155,040          3,764
                                   1998          178,853       105,240          3,033


Raymond G. Fuller.............     2000         $ 70,018      $ 56,804         $2,852
 Director of                       1999           69,139        61,616          1,556
 Customer Operations               1998           60,580        38,688            814


Herbert E. Gerhart............     2000         $70,018       $56,804          $3,684
 Secretary and                     1999          69,208        61,616           1,480
 Director of Finance               1998          61,152        39,059           1,253


Richard A. Kalin..............     2000         $70,018       $56,804          $4,042
 Controller                        1999          69,238        61,616           2,001
                                   1998          61,412        39,220           1,258


Kipp R. Weaver................     2000         $84,890       $68,871          $4,310
 Director of Credit                1999          84,890        74,703           2,126
                                   1998          82,394        52,632             968

------------------


     (1) Total compensation (defined as base salary or wages, overtime and bonus or incentive compensation) is used in determining the average annual compensation pursuant to the Employees' Retirement Plan of Agway Inc. This amount includes all deferred amounts under the Agway Inc. Employees' 401(K) Thrift Investment Plan and the Agway Inc. Employee's Benefits Equalization Plan.

     (2) Members of Agway's chief executive officer's staff and other executives designated by Agway's chief executive officer are eligible for participation in Agway's management incentive plan. Within Telmark, the President qualified for this program. A bonus may be paid to each eligible executive contingent upon each individual's performance as determined by the President and CEO of Agway, Telmark's net margin, and other performance factors. Bonuses for other Telmark executive officers may be paid to each eligible executive contingent upon each individual's performance as determined by the President of Telmark, Telmark's net margin and other performance factors. Bonuses are reflected in the fiscal year earned regardless of payment date.


     (3) Amounts shown include contributions made to the Agway Inc. Employees' 401(K) Thrift Investment Plan and the Agway Inc. Employees' Benefits Equalization Plan and any other payment not appropriately characterized as salary or bonus.

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

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE

------------------------------------------------------------------------------------------------------------------------------
   3-YEAR AVERAGE
    REMUNERATION           5              10             15             20             25              30             35
--------------------  ------------  -------------- -------------- --------------  -------------  -------------- --------------
     $ 125,000            $  8,800        $ 16,800       $ 24,800       $ 32,100       $ 39,500         $46,300        $53,000
       150,000              10,600          20,200         29,700         38,500         47,400          55,500         63,600
       175,000              12,400          23,500         34,700         45,000         55,300          64,800         74,300
       200,000              14,100          26,900         39,600         51,400         63,200          74,000         84,900
       225,000              15,900          30,200         44,600         57,800         71,100          83,300         95,500
       250,000              17,700          33,600         49,500         64,200         79,000          92,500        106,100
       275,000              19,400          37,000         54,500         70,700         86,900         101,800        116,700
       300,000              21,200          40,300         59,400         77,100         94,800         111,000        127,300
       325,000              23,000          43,700         64,400         83,500        102,700         120,300        137,900
       350,000              24,800          47,000         69,300         89,900        110,600         129,500        148,500
       375,000              26,500          50,400         74,300         96,400        118,500         138,800        159,100
       400,000              28,300          53,700         79,200        102,800        126,400         148,000        169,700
       425,000              30,100          57,100         84,200        109,200        134,300         157,200        180,300


Active participants are entitled to receive no less than the value of their benefits accrued under the old retirement plan benefit formula which was in effect through June 30, 1998. In addition, most active participants whose age plus service totaled 55 years or more as of July 1, 1998, will receive the greater of the benefit determined under the new formula described above, or the benefit determined had the old formula remained in effect (grandfathered).

The old retirement plan benefit formula is based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The old formula pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

The following table shows estimated annual benefits under the old retirement plan formula in effect for service before July 1, 1998, upon retirement based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65 and does not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits.
                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE

-----------------------------------------------------------------------------------------------------------------------------
   5-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
--------------------  ------------  -------------  -------------  -------------- -------------- -------------- --------------
      $100,000             $ 8,000        $16,000        $24,000         $32,000        $40,000        $48,000        $56,000
       125,000              10,000         20,000         30,000          40,000         50,000         60,000         70,000
       150,000              12,000         24,000         36,000          48,000         60,000         72,000         84,000
       175,000              14,000         28,000         42,000          56,000         70,000         84,000         98,000
       200,000              16,000         32,000         48,000          64,000         80,000         96,000        112,000
       225,000              18,000         36,000         54,000          72,000         90,000        108,000        126,000
       250,000              20,000         40,000         60,000          80,000        100,000        120,000        140,000
       275,000              22,000         44,000         66,000          88,000        110,000        132,000        154,000
       300,000              24,000         48,000         72,000          96,000        120,000        144,000        168,000
       325,000              26,000         52,000         78,000         104,000        130,000        156,000        182,000
       350,000              28,000         56,000         84,000         112,000        140,000        168,000        196,000
       375,000              30,000         60,000         90,000         120,000        150,000        180,000        210,000
       400,000              32,000         64,000         96,000         128,000        160,000        192,000        224,000
       425,000              34,000         68,000        102,000         136,000        170,000        204,000        238,000

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

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the retirement plan's benefit formulas as in effect on June 30, 2000. As of June 30, 2000, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Edinger, 21; Fuller, 15; Gerhart, 27; Kalin, 27; and Weaver, 5. "Compensation" is defined as the regular salary or wages, as reported in the Salary and Bonus columns of the Summary Compensation Table, which is paid to an employee for services rendered to Telmark, including overtime, vacation pay and bonuses or special pay.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Telmark has no compensation committee. The salary of Daniel J. Edinger, President of Telmark is determined by Donald P. Cardarelli, President and CEO of Agway. The salary of the other Executive Officers of Telmark is determined by Mr. Edinger. Salaries of all Executive Officers are included in the annual operating budget, which budget is approved by the entire Board of Directors of Telmark.

None of the Executive Officers or Directors who participated in establishing compensation policies had interlocks reportable under Section 402 (j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding member's equity of Telmark is indirectly owned by Agway. None of the executive officers who are directors of Telmark own any membership interest of Telmark or equity securities of Agway or Agway's subsidiaries. All of the other directors are also directors of Agway. Agway is an agricultural cooperative and each of its members, including each Agway director, owns one share of $25 par value common stock. None of the Telmark executive officers and directors, either individually or in the aggregate, own greater than 1% of any class of equity security of Telmark, of Agway, or of any Agway subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Agway's members, including its director, are customers of Agway and/or its subsidiaries and may be customers of Telmark. They purchase products from Agway or enter into leases with Telmark in the normal course of operating their farm businesses. The price, terms and conditions of any sale or lease transaction are on the same basis for all of Agway's members.

Telmark is an indirect wholly-owned subsidiary of Agway and as such, had intercompany transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statement for further information.

                                PRINCIPAL MEMBER

Telmark is a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of Agway Financial Corporation which in turn is a wholly-owned subsidiary of Agway. Agway is one of the largest supply and services cooperatives in the United States.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                    PAGE
              (A)     INDEX TO DOCUMENT LIST                                                                       LOCATION
                                                                                                                   --------

                      (1)      FINANCIAL STATEMENTS
                               Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8.
                               (i)   Report of Independent Accountants...................................................12
                               (ii)  Consolidated Balance Sheets, June 30, 2000 and 1999.................................13
                               (iii) Consolidated Statements of  Income and Member's Equity, for the years ended
                                     June 30, 2000, 1999, and 1998.......................................................14
                               (iv)  Consolidated Statements of Cash Flow, for the years ended June 30, 2000,
                                      1999, and 1998.....................................................................15
                               (v)   Notes to the Consolidated Financial Statements......................................16

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

              (b)     REPORTS ON FORM 8-K
                      No reports on Form 8-K for the three months ended June 30, 2000, have been filed.


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

                                            Date   9/11/00

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE              TITLE                                        DATE
      ---------              -----                                       -------


/s/ Daniel J. Edinger        President                                   9/11/00
    --------------------      (Principal Executive Officer)



/s/ Peter J. O'Neill         Senior Vice President, Finance and Control  9/11/00
    --------------------     Chairman of the Board and Director
                              (Principal Financial Officer
                              & Principal Accounting Officer)



/s/ Andrew J. Gilbert        Director                                    9/11/00
    --------------------


/s/ Samuel F. Minor          Director                                    9/11/00
    --------------------


/s/ Edwin C. Whitehead       Director                                    9/11/00
    --------------------


/s/ William W. Young         Director                                    9/11/00
    --------------------