Form 10-Q
period 2000-09-30
TELMARK LLC
filed 2000-11-13
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended September 30, 2000
                               ------------------

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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.


                  Class                          Outstanding at November 6, 2000
-------------------------------                  -------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              Pages
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, September 30, 2000 and June 30, 2000.......................   3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months
          ended September 30, 2000 and 1999.................................................................   4

          Condensed Consolidated Statements of Cash Flows for the three months ended
          September 30, 2000 and 1999.......................................................................   5

          Notes to Condensed Consolidated Financial Statements..............................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................  10


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................  11


SIGNATURES..................................................................................................  12

                                        2

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                                          September 30,             June 30,
                                                                              2000                    2000
                                                                         ---------------          ---------------
                                                                           (Unaudited)
Restricted Cash..........................................................$        9,286            $      10,103

Leases and notes.........................................................       911,617                  886,251
Unearned interest and finance charges....................................      (243,839)                (240,745)
Net deferred origination costs...........................................        13,773                   13,568
                                                                         ---------------          ---------------
      Net investment.....................................................       681,551                  659,074
Allowance for credit losses.............................................        (32,641)                 (32,536)
                                                                         ---------------          ---------------
      Leases and notes, net..............................................       648,910                  626,538

Receivables from Agway Inc. and Subsidiaries.............................           862                        0
Investments..............................................................        13,606                   13,606
Equipment, net...........................................................           397                      483
Other assets.............................................................         1,902                    1,753
                                                                         ---------------          ---------------
   Total Assets..........................................................     $ 674,963                $ 652,483
                                                                         ===============          ===============


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.....................................................             8,101                    9,666
Payable to Agway Inc. and subsidiaries ..............................                 0                    5,114
Accrued expenses, including interest of
      $8,147 - September 30, 2000 and $4,020 - June 30, 2000 ........            12,112                    8,061
Deferred Income Taxes................................................             2,737                       39
Borrowings under short term lines of credit..........................            85,664                   75,176
Borrowings under revolving line of credit............................           177,600                  164,500
Term debt............................................................           235,609                  240,256
Subordinated debentures..............................................            38,396                   37,398
                                                                         ---------------          ---------------

      Total liabilities..............................................           560,219                  540,210

Commitments & contingencies

Member's equity......................................................           114,744                  112,273
                                                                         ---------------          ---------------
      Total liabilities and member's equity..........................         $ 674,963                $ 652,483
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS of INCOME and MEMBER'S EQUITY
                             (Thousands of Dollars)
                                   (Unaudited)


                                                  Three Months Ended September 30,
                                                       2000              1999
                                                   -------------     -------------
Revenues:
     Interest and finance charges..................$ 20,175          $ 17,924
     Service fees and other income.................     369               347
                                                   -------------     -------------
         Total revenues............................  20,544            18,271
Expenses:
     Interest expense..............................   9,369             7,701
     Provision for credit losses...................   1,739             1,869
     Selling, general and administrative...........   5,224             4,859
                                                   -------------     -------------
         Total expenses............................  16,332            14,429
                                                   -------------     -------------
Income before income taxes.........................   4,212             3,842
Provision for income taxes.........................   1,741             1,593
                                                   -------------     -------------
Net income.........................................   2,471             2,249
Member's equity, beginning of period............... 112,273           105,566
                                                   -------------     -------------
Member's equity, end of period.....................$114,744          $107,815
                                                   =============     =============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                           Increase (Decrease) in Cash


                                                                              Three Months Ended September 30,
                                                                                    2000           1999
                                                                                -------------  -------------
Net cash flow provided by operating activities:...............................  $  8,385       $  8,746
                                                                                -------------  -------------

Cash flows from investing activities:
     Leases originated........................................................   (76,727)       (68,426)
     Leases repaid............................................................    52,616         47,450
                                                                                -------------  -------------
         Net cash flow used in investing activities...........................   (24,111)       (20,976)
                                                                                -------------  -------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings under short term lines of credit...    10,488         35,000
     Net increase (decrease) in borrowings under revolving line of credit.....    13,100        (10,000)
     Repayment of term debt...................................................    (4,647)        (1,129)
     Net increase (decrease) payable to Agway Inc. and subsidiaries...........    (5,030)       (13,744)
     Proceeds from sale of debentures.........................................       998          1,541
                                                                                -------------  -------------

         Net cash flow provided by financing activities.......................    14,909         11,668
                                                                                -------------  -------------

     Net change in restricted cash............................................      (817)          (562)
     Restricted cash at beginning of period ..................................    10,103          4,480
                                                                                -------------  -------------
     Restricted cash at end of period.........................................  $  9,286       $  3,918
                                                                                -------------  -------------

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2000.

     NOTE 2 - RESTRICTED CASH

     Cash related to securitized leases is held in segregated accounts pending distribution to the lease backed note holders and is restricted in its use. On September 30, 2000 restricted cash was $9,300 compared to $10,100 on June 30, 2000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS
We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and make them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

Our total revenues for the three-month period ended September 30, 2000 compared to the corresponding period of 1999 are as follows:

              This Year        Last Year        $ Increase       % Increase
              ---------        ---------        ----------       ----------
              $20,500          $18,300            2,200            12.0%

The increase in our total revenues this year is mostly due to an increase in our investment in leases and notes, as compared to the comparable period of the prior year which was partly offset by a slightly lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month period ended September 30, 2000 compared to the corresponding period of the prior year are as follows:

              This Year        Last Year        $ Increase       % Increase
              ---------        ---------        ----------       ----------
              $670,300         $591,500          78,800            13.3%

Increases in our expenses for the three-month period ended September 30, 2000 compared to the corresponding period in the prior year are as follows:

                                This Year        Last Year        $ Increase        % Increase
                                ---------        ---------        ----------        ----------
Interest expense                $ 9,400             7,700             1,700             22.1%

Selling, general, and
administrative expenses           5,200             4,900               300              6.1%

Provision for credit losses       1,700             1,900              (200)           (10.5%)
                                ---------        ---------        ----------        ----------

Total expenses                  $16,300            14,500            $1,800             12.4%
                                =========        =========        ==========        ==========

The change in interest expense is due to an increase in the amount of debt required to finance the increase in the amount of net leases and notes outstanding, and by higher interest rates on new and replacement debt than the same period last year.

Selling, general and administrative expense increased due to incentives paid to certain employees relating to overall profitability, retention of business, and profitability of new business.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS (continued)
The quarterly provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2000 the allowance for credit losses was $32,500 compared to $32,600 at September 30, 2000. During 2000 and 1999, the general economy remained strong and the total value of non-earning accounts increased from $5,600 at September 30, 1999 to $5,700 at September 30, 2000 and as a percentage of the lease portfolio remained unchanged at 0.9%. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

Net income for the three-months ended September 30, 2000 was $2,500, an increase of $300 (13.6%) from the corresponding period last year.

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

         Cash In Flows                              This Year          Last Year
                                                    ---------          ---------
         Cash flows from operations                 $  8,400           $  8,700
         Cash flows from financing                    14,900             11,700
                                                    ---------          ---------
             Total cash in flows                    $ 23,300           $ 20,400
                                                    =========          =========

         Cash Out Flows
         Cash flows from investing                  $(24,100)          $(21,000)
         Cash flows to restricted cash                   800                600
                                                    ---------          ---------
             Total cash out flows                    (23,300)           (20,400)
                                                    =========          =========

The net cash flows from both operations and financing activities were invested in growth of the lease portfolio and payout of restricted cash to note holders. Our inability to obtain adequate financing would have a material adverse effect on our operations. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its forseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are favorable to Telmark.

As of September 30, 2000, we had credit facilities available from banks which allow us to borrow up to an aggregate of $386,700 which reflects an increase in the revolving line of credit of $50,000 since June 30, 2000. Uncommitted short-term line of credit agreements permit us to borrow up to $86,700 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by $13,600 book value in stock of a cooperative bank) revolving line of credit permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. As of September 30, 2000, our total outstanding debt under the short-term lines of credit and the revolving term loan facility was $85,700 and $177,600, respectively.

We borrow under our short-term line of credit agreements and our revolving term agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $86,700 of lines of credit all have terms expiring at various times during the next 12 months. The $300,000 revolving term loan facility is available through August 1, 2001.

We had balances outstanding on unsecured senior notes from private placements totaling $122,000 at both June 30, 2000 and September 30, 2000. The principal bears interest at fixed annual rates ranging form 6.5% to 7.6%. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Through three wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $113,600 and $118,300 at September 30, 2000 and June 30, 2000, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.54% to 9.05%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes. The final scheduled maturity of these notes is December 2008.

We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the subordinated debentures is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

We believe we have sufficient lines of credit in place to meet interim funding needs.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivatives or other financial instruments to hedge interest rate risk in our portfolio. The principal cash flow of our debt obligations and related weighted average interest rates by contractual maturity dates have not materially changed since June 30, 2000. Quantitative and Qualitative Disclosures about market risk are contained in Item 7a of our Annual Report on Form 10-K for the year ended June 30, 2000.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELMARK LLC
                                   (Registrant)


Date November 6, 2000               By /s/ Daniel J. Edinger
     --------------------              ----------------------
                                       Daniel J. Edinger, President
                                       (Principal Executive Officer)



Date November 6, 2000               By /s/ Peter J. O'Neill
     --------------------              ----------------------
                                       Peter J. O'Neill, Senior Vice President,
                                       Finance and Control
                                       (Principal Accounting Officer)