Form 10-Q
period 2000-12-31
TELMARK LLC
filed 2001-02-12
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from             to
                               -----------    ---------

Commission file number    33-70732


                                                   TELMARK LLC*
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              16-1551523
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                      13214
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  315-449-7935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No X
                                       ---    ---
Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.


                  Class                          Outstanding at February 8, 2001
---------------------------------------        ---------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                            Pages
                                                                                                            -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, December 31, 2000 and June 30, 2000........................ 3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months and six months ended December 31, 2000 and 1999....................................................... 4

          Condensed Consolidated Statements of Cash Flows for the six months ended
          December 31, 2000 and 1999........................................................................ 5

          Notes to Condensed Consolidated Financial Statements.............................................. 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............. 7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................10


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................11


SIGNATURES..................................................................................................12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                                          December 31,              June 30,
                                                                              2000                    2000
                                                                         ---------------          ---------------
                                                                           (Unaudited)
Restricted Cash..........................................................$       13,868            $      10,103

Leases and notes.........................................................       933,493                  886,251
Unearned interest and finance charges....................................      (254,338)                (240,745)
Net deferred origination costs...........................................        14,273                   13,568
                                                                         ---------------          ---------------
      Net investment.....................................................       693,428                  659,074
Allowance for credit losses.............................................        (33,147)                 (32,536)
                                                                         ---------------          ---------------
      Leases and notes, net..............................................       660,281                  626,538

Investments..............................................................        13,606                   13,606
Equipment, net...........................................................           313                      483
Deferred income taxes....................................................           400                        0
Other assets.............................................................         2,351                    1,753
                                                                         ---------------          ---------------
   Total Assets..........................................................$      690,819                $ 652,483
                                                                         ===============          ===============


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.........................................................         7,161                    9,666
Payable to Agway Inc. and subsidiaries ..................................         2,656                    5,114
Accrued expenses, including interest of
      $4,226 - December 31 and $4,020 - June 30 .........................         8,704                    8,061
Deferred income taxes ...................................................             0                       39
Borrowings under short term lines of credit..............................        71,305                   75,176
Borrowings under revolving loan facility.................................       176,200                  164,500
Notes payable............................................................       267,306                  240,256
Subordinated debentures..................................................        39,906                   37,398
                                                                         ---------------          ---------------

      Total liabilities..................................................       573,238                  540,210

Commitments & contingencies

Member's equity..........................................................       117,581                  112,273
                                                                         ---------------          ---------------
      Total liabilities and member's equity..............................$      690,819           $      652,483
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
                                   (Unaudited)



                                                      Three months ended                          Six months ended
                                                         December 31,                               December 31,
                                             -------------------------------------      -------------------------------------
                                                  2000                  1999                 2000                  1999
                                             ---------------      ----------------      ---------------       ---------------
Revenues:
     Interest and finance charges            $        21,092      $         18,648      $        41,267       $        36,572
     Service fees and other income                       402                   408                  771                   755
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               21,494                19,056               42,038                37,327
Expenses:
     Interest expense                                  9,788                 8,179               19,157                15,880
     Provision for credit losses                       2,150                 2,048                3,889                 3,917
     Selling, general and administrative               4,708                 4,272                9,932                 9,131
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               16,646                14,499               32,978                28,928
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             4,848                 4,557                9,060                 8,399
Provision for income taxes                             2,011                 1,899                3,752                 3,492
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             2,837                 2,658                5,308                 4,907
Member's equity, beginning of period                 114,744               107,815              112,273               105,566
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period                      $117,581              $110,473             $117,581              $110,473
                                             ===============      ================      ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                Six months ended December 31,
                                                                                    2000               1999
                                                                                -------------     -------------

Net cash flow provided by operating activities:...............................  $     10,669       $     4,404
                                                                                -------------     -------------

Cash flows from investing activities:
     Leases originated........................................................      (148,677)         (134,705)
     Leases repaid............................................................       111,044           101,376
                                                                                -------------     -------------

         Net cash flow used in investing activities...........................       (37,633)          (33,329)
                                                                                -------------     -------------

Cash flows from financing activities:
     Net increase (decrease) in borrowings under short term lines of credit...        (3,871)          (19,098)
     Net increase (decrease) in borrowings under revolving loan facility......        11,700            89,800
     Net increase (decrease) in notes payable.................................        27,050           (26,383)
     Net change payable to Agway Inc. and subsidiaries........................        (6,658)          (18,739)
     Proceeds from sale of debentures.........................................         2,508             3,825
                                                                                -------------     -------------

         Net cash flow provided by financing activities.......................        30,729            29,405
                                                                                -------------     -------------

         Net change in cash...................................................         3,765               480

Cash at beginning of period...................................................        10,103             4,480
                                                                                -------------     -------------

Cash at end of period.........................................................  $     13,868      $      4,960
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

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Thousands of Dollars)
                                   (Unaudited)


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2000.

     NOTE 2 - RESTRICTED CASH

     Cash related to securitized leases is held in segregated accounts pending distribution to the lease backed note holders and is restricted in its use. On December 31, 2000 restricted cash was $13,900 compared to $10,100 on June 30, 2000.

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

Our total revenues for the three-month and six-month periods ended December 31, 2000 compared to the corresponding periods of the prior year are as follows:

                               This Year        Last Year        $ Increase       % Increase
                               ---------        ---------        ----------       ----------
         Three-months            $21,500          $19,100            2,400            12.6
         Six-months              $42,000          $37,300            4,700            12.6

The increase in our total revenues this year is mostly due to an increase in our investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month and six-month periods ended December 31, 2000 compared to the corresponding periods of the prior year are as follows:

                               This Year        Last Year        $ Increase       % Increase
                               ---------        ---------        ----------       ----------
         Three-months           $689,500         $607,700           81,800            13.5
         Six-months             $678,500         $598,800           79,700            13.3

Average debt for the three-month and six-month periods ended December 31, 2000 compared to the corresponding periods of the prior year are as follows:

                               This Year        Last Year        $ Increase       % Increase
                               ---------        ---------        ----------       ----------
         Three-months           $548,900         $467,600           81,300            17.4
         Six-months             $538,500         $459,100           79,400            17.3

The increase in our interest expense is due to an increase in the amount of debt required to finance the increase in the amount of net leases and notes and higher interest rates on new and replacement debt than the same periods in the prior year. Interest expense for the three-month and six-month periods ending December 31, 2000 were as follows:

                               This Year        Last Year        $ Increase       % Increase
                               ---------        ---------        ----------       ----------
         Three-months           $  9,800         $ 8,200            1,600            19.7
         Six-months             $ 19,200         $15,900            3,300            20.6

Selling, general, and administrative expense increased principally due to incentives, paid to certain employees relating to overall profitability, retention of business, and profitability of new business. Selling, general, and administrative expense for the three-month and six-month periods ended December 31, 2000 compared to the corresponding periods of the prior year are as follows:

                               This Year        Last Year        $ Increase       % Increase
                               ---------        ---------        ----------       ----------
         Three-months            $4,700           $4,300              400             10.2
         Six-months              $9,900           $9,100              800              8.8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (In 000's rounded to nearest hundred thousand)

RESULTS OF OPERATIONS (continued)
The provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2000 the allowance for credit losses was $32,500 compared to $33,100 at December 31, 2000. During 2000 and 1999, the general economy remained strong and the total value of non-earning accounts increased from $5,100 at December 31, 1999 to $5,200 at December 31, 2000 and as a percentage of the lease portfolio decreased from 0.9% to 0.8% during the same period. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio. Based on our analysis of the portfolio the provision for credit losses during the three-month and six-month periods ended December 31, 2000 were as follows:

                               This Year        Last Year        $ Increase       % Increase
                               ---------        ---------        ----------       ----------
         Three-months            $2,100           $2,000              100              5.0
         Six-months              $3,900           $3,900                0                0

Our total expenses for the three-months ended December 31, 2000 were $16,600, an increase of $2,100 (15%) from the corresponding period in the prior year. For the six-months ended December 31, 2000, our total expenses were $33,000, an increase of $4,100 (14%) from the corresponding period in the prior year.

Our net income for the three-months ended December 31, 2000 was $2,800, an increase of $200 (7%) from the corresponding period in the prior year. For the six-months ended December 31, 2000, our net income was $5,300, an increase of $400 (8%) from the corresponding period in the prior year.

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

                                                         First 6 Months
                                                    ----------------------------
         Cash In Flows                              This Year          Last Year
                                                   ------------     ------------
         Cash flows from operations                $ 10,700         $     4,400
         Cash flows from financing                   30,700              29,400
                                                   ------------     ------------
              Total cash in flows                  $ 41,400         $    33,800
                                                   ============     ============

         Cash Out Flows
         Cash flows from investing                 $(37,600)        $   (33,300)
         Cash flows to restricted cash               (3,800)               (500)
                                                   ------------     ------------
              Total cash out flows                 $ 41,400         $   (33,800)
                                                   ============     ============

The net cash flows from both operations and financing activities were invested in growth of the lease portfolio and restricted cash available to secured note holders. Our inability to obtain adequate financing would have a material adverse effect on our operations. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its forseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are favorable to Telmark.
                                        8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                 (In 000's rounded to nearest hundred thousand)

LIQUIDITY AND CAPITAL RESOURCES (continued)
As of December 31, 2000, we had credit facilities available from banks which allow us to borrow up to an aggregate of $381,700. Uncommitted short-term line of credit agreements permit us to borrow up to $81,700 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by stock in a cooperative bank) revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. As of December 31, 2000, our total outstanding debt under the short-term lines of credit and the revolving loan facility was $71,300 and $176,200, respectively.

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

In November 2000 we issued $61,000 of unsecured senior notes to institutional investors. The terms of the note agreement are similar to the terms of other unsecured senior notes. We had balances outstanding on all unsecured senior notes from private placements totaling $159,000 at December 31, 2000 and $122,000 at June 30, 2000. The principal bears interest at fixed rates ranging from 6.7% to 8.7%. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The notes have various maturities through December 31, 2012. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

Through three wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $108,300 and $118,300 at December 31 and June 30, 2000, respectively, payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The final scheduled maturity of these notes is December 2008.

We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the subordinated debentures is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested. The offering of the debentures is not underwritten and there can be no guarantee as to the amount of debentures, if any, that will be sold. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Our debentures outstanding as of December 31, 2000 of approximately $39,900 are due between March 2001 and March 2009 and bear a weighted average interest rate of 8%.

We believe we have sufficient lines of credit in place to meet interim funding needs.
                                        9

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

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELMARK LLC
                                     (Registrant)


Date February 8, 2001                By /s/ Daniel J. Edinger
     --------------------               ----------------------------------------
                                        Daniel J. Edinger, President
                                        (Principal Executive Officer)



Date February 8, 2001                By /s/ Peter J. O'Neill
     --------------------               ----------------------------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)