Form 10-Q
period 2001-03-31
TELMARK LLC
filed 2001-05-11
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 2001
                                 --------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from                          to
                               ------------------------    ---------------------

Commission file number    33-70732
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
Yes   X    No
    -----     -----

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.


                  Class                            Outstanding at May 9, 2001
---------------------------------------         --------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES


ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, March 31, 2001 and June 30, 2000...........................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three months and
          nine months ended March 31, 2001 and 2000.........................................................      4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          March 31, 2001 and 2000...........................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................     10


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     11


SIGNATURES..................................................................................................     12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                  March 31,            June 30,
                                                    2001                 2000
                                                ---------------       ----------
                                                  (Unaudited)

Restricted Cash ................................      $   8,234       $  10,103

Leases and notes ...............................        940,657         886,251
Unearned interest and finance charges ..........       (257,597)       (240,745)
Net deferred origination costs .................         14,542          13,568
                                                      ---------       ---------
      Net investment ...........................        697,602         659,074
Allowance for credit losses ....................        (33,680)        (32,536)
                                                      ---------       ---------
      Leases and notes, net ....................        663,922         626,538

Investments ....................................         14,695          13,606
Equipment, net .................................            669             483
Deferred income taxes ..........................            414               0
Other assets ...................................          2,265           1,753
                                                      ---------       ---------
   Total Assets ................................      $ 690,199       $ 652,483
                                                      =========       =========


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable .....................................   9,010             9,666
Payable to Agway Inc. and subsidiaries ...............   5,209             5,114
Accrued expenses, including interest of
      $8,362 - March 31 and $4,020 - June 30 .........  13,258             8,061
Deferred income taxes ................................       0                39
Borrowings under short term lines of credit ..........  46,665            75,176
Borrowings under revolving loan facility ............. 196,200           164,500
Notes payable ........................................ 257,922           240,256
Subordinated debentures ..............................  40,698            37,398
                                                      ---------       ----------

      Total liabilities .............................. 568,962           540,210

Commitments & contingencies

Member's equity ...................................... 121,237           112,273
                                                      ---------       ----------
      Total liabilities and member's equity ..........$690,199          $652,483
                                                      =========       ==========


     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                            Three months ended   Nine months ended
                                                March 31,             March 31,
                                           -------------------   -------------------
                                             2001      2000        2001       2000
                                           -------------------   -------------------
Revenues:
     Interest and finance charges ......   $ 21,095   $ 18,791   $ 62,362   $ 55,363
     Service fees and other income .....        489        474      1,260      1,229
                                           --------   --------   --------   --------
         Total revenues ................     21,584     19,265     63,622     56,592
Expenses:
     Interest expense ..................      8,555      6,921     27,712     22,801
     Provision for credit losses .......      2,086      2,391      5,975      6,308
     Selling, general and administrative      4,658      4,108     14,590     13,239
                                           --------   --------   --------   --------
         Total expenses ................     15,299     13,420     48,277     42,348
                                           --------   --------   --------   --------

Income before income taxes .............      6,285      5,845     15,345     14,244
Provision for income taxes .............      2,629      2,436      6,381      5,928
                                           --------   --------   --------   --------
Net income .............................      3,656      3,409      8,964      8,316
Member's equity, beginning of period ...    117,581    110,473    112,273    105,566
                                           --------   --------   --------   --------
Member's equity, end of period .........   $121,237   $113,882   $121,237   $113,882
                                           ========   ========   ========   ========




     See accompanying notes to condensed consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                           Increase (Decrease) in Cash

                                                                              Nine months ended March 31,
                                                                                 2001         2000
                                                                              ---------    ---------

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES: ...........................   $  26,365    $  21,760
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ....................................................    (208,569)    (203,635)
     Leases repaid ........................................................     165,210      153,246
     Purchases of equipment, net ..........................................        (432)           0
                                                                              ---------    ---------


         Net cash flow used in investing activities .......................     (43,791)     (50,389)
                                                                              ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term lines of credit     (28,511)      21,588
     Net increase (decrease) in borrowings under revolving loan facility ..      31,700       48,800
     Net increase (decrease) in notes payable .............................      17,666      (28,383)
     Net change payable to Agway Inc. and subsidiaries ....................      (6,729)     (20,272)
     Proceeds from sale of debentures .....................................       3,300        6,896
                                                                              ---------    ---------

         Net cash flow provided by financing activities ...................      17,426       28,629
                                                                              ---------    ---------

         Net change in cash ...............................................       - 0 -        - 0 -

Cash at beginning of period ...............................................       - 0 -        - 0 -
                                                                              ---------    ---------

Cash at end of period .....................................................   $   - 0 -    $   - 0 -
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

                          ITEM 1. FINANCIAL STATEMENTS
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       (THOUSANDS OF DOLLARS) (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - RESTRICTED CASH
Cash related to securitized leases is held in segregated accounts pending distribution to the lease backed note holders and is restricted in its use. On March 31, 2001 restricted cash was $8,200 compared to $10,100 on June 30, 2000.

NOTE 3 - BORROWINGS
As of March 31, 2001, we had credit facilities available from banks which allow us to borrow up to an aggregate of $387,700. Uncommitted short-term line of credit agreements permit us to borrow up to $87,700 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by stock in a cooperative bank) revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. As of March 31, 2001, our total outstanding debt under the short-term lines of credit and the revolving loan facility was $46,700 and $196,200, respectively.

We borrow under our short-term line of credit agreements and our revolving term agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $87,700 of uncommitted lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through August 1, 2002.

In November 2000, we issued $61,000 of unsecured senior notes to institutional investors. The terms of the note agreement are similar to the terms of other unsecured senior notes. We had balances outstanding on all unsecured senior notes from private placements totaling $159,000 at March 31, 2001 and $122,000 at June 30, 2000. The principal bears interest at fixed rates ranging from 6.7% to 8.7%. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The notes have various maturities through December 31, 2012. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

Through two wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $98,900 and $118,300 at March 31, 2001 and June 30, 2000, respectively, payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The final scheduled maturity of these notes is December 2008.

We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the subordinated debentures is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested. The offering of the debentures is not underwritten and there can be no guarantee as to the amount of debentures, if any, that will be sold. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Our debentures outstanding as of March 31, 2001 of approximately $40,700 are due through March 2009 and bear a weighted average interest rate of 8%.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS
We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and make them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward- looking statements.

Our total revenues for the three-month and nine-month periods ended March 31, 2001 compared to the corresponding periods of the prior year are as follows:

                    This Year   Last Year   $ Increase   % Increase
                    ---------   ---------   ----------   ----------
     Three-months   $21,600     $19,300       2,300          11.9
     Nine-months    $63,600     $56,600       7,000          12.4

The increase in our total revenues this year is mostly due to an increase in our investment in leases and notes, as compared to the comparable period of the prior year partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the three-month and nine-month periods ended March 31, 2001 compared to the corresponding periods of the prior year are as follows:

                    This Year   Last Year   $ Increase   % Increase
                    ---------   ---------   ----------   ----------
     Three-months   $692,100    $615,400      76,700         12.5
     Nine-months    $682,500    $604,100      78,400         13.0

Average debt for the three-month and nine-month periods ended March 31, 2001 compared to the corresponding periods of the prior year are as follows:

                    This Year   Last Year   $ Increase   % Increase
                    ---------   ---------   ----------   ----------
     Three-months   $545,100    $479,600      65,500         13.7
     Nine-months    $539,600    $465,000      74,600         16.0

Interest expense for the three-month and nine-month periods ending March 31, 2001 were as follows:

                    This Year   Last Year   $ Increase   % Increase
                    ---------   ---------   ----------   ----------
     Three-months   $ 8,600     $ 6,900        1,700         24.6
     Nine-months    $27,700     $22,800        4,900         21.5

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (continued)
Selling, general, and administrative expense for the three-month and nine-month periods ended March 31, 2001 compared to the corresponding periods of the prior year are as follows:

                    This Year   Last Year   $ Increase   % Increase
                    ---------   ---------   ----------   ----------
     Three-months   $ 4,700     $ 4,100         600        14.6
     Nine-months    $14,600     $13,200       1,400        10.6

The increases in selling, general, and administrative expense is principally due to incentives, paid to certain employees relating to overall profitability, retention of business, and profitability of new business.

The provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2000 the allowance for credit losses was $32,500 compared to $33,700 at March 31, 2001. The total value of non-earning accounts was as follows:

                      Value of Non-Earning
                           Accounts          % of Portfolio
                      --------------------   --------------
     June 30, 1999          $4,900                0.9%
     June 30, 2000          $6,000                0.9%
     March 31, 2001         $5,100                0.8%

 Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio. Based on our analysis of the portfolio the provision for credit losses during the three-month and nine-month periods ended March 31, 2001 were as follows:

                    This Year   Last Year   $ Increase   % Increase
                                             (Decrease)   (Decrease)
                    ---------   ---------   ----------   ----------
     Three-months   $2,100      $2,400         (300)       (12.5)
     Nine-months    $6,000      $6,300         (300)        (4.8)

Our total expenses for the three-months ended March 31, 2001 were $15,300, an increase of $1,900 (14%) from the corresponding period in the prior year. For the nine-months ended March 31, 2001, our total expenses were $48,300, an increase of $6,000 (14.2%) from the corresponding period in the prior year.

Our net income for the three-months ended March 31, 2001 was $3,700, an increase of $300 (8.8%) from the corresponding period in the prior year. For the nine-months ended March 31, 2001, our net income was $9,000, an increase of $700 (8.4%) from the corresponding period in the prior year.

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

                                                         FIRST 9 MONTHS
                                                    ----------------------------
           CASH IN FLOWS                            THIS YEAR          LAST YEAR
                                                    ---------          ---------
         Cash flows from operations                 $ 26,400           $ 21,800
         Cash flows from financing                    17,400             28,600
                                                    ---------          ---------
              Total cash in flows                   $ 43,800           $ 50,400
                                                    =========          =========

         CASH OUT FLOWS
         Cash flows from investing                  $(43,800)          $(50,400)
                                                    =========          =========

The net cash flows from both operations and financing activities were invested in growth of the lease portfolio. Our inability to obtain adequate financing would have a material adverse effect on our operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

LIQUIDITY AND CAPITAL RESOURCES (continued)
As of March 31, 2001, we had credit facilities available from banks which allow us to borrow up to an aggregate of $387,700. Uncommitted short-term line of credit agreements permit us to borrow up to $87,700 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by stock in a cooperative bank) revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. As of March 31, 2001, our total outstanding debt under the short-term lines of credit and the revolving loan facility was $46,700 and $196,200, respectively.

We borrow under our short-term line of credit agreements and our revolving term agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $87,700 of uncommitted lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through August 1, 2002.

In November 2000, we issued $61,000 of unsecured senior notes to institutional investors. The terms of the note agreement are similar to the terms of other unsecured senior notes. We had balances outstanding on all unsecured senior notes from private placements totaling $159,000 at March 31, 2001 and $122,000 at June 30, 2000. The principal bears interest at fixed rates ranging from 6.7% to 8.7%. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The notes have various maturities through December 31, 2012. The note agreements are similar to one another and each contains specific financial covenants that must be complied with by us.

Through two wholly owned special purpose subsidiaries, we have lease-backed notes outstanding totaling $98,900 and $118,300 at March 31, 2001 and June 30, 2000, respectively, payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The final scheduled maturity of these notes is December 2008.

We offer subordinated debentures to the public. The debentures are unsecured and subordinated to all of our senior debt. The interest on the subordinated debentures is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested. The offering of the debentures is not underwritten and there can be no guarantee as to the amount of debentures, if any, that will be sold. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Our debentures outstanding as of March 31, 2001 of approximately $40,700 are due at various dates through March 2009 and bear a weighted average interest rate of 8%.

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

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELMARK LLC
                                    (REGISTRANT)


DATE   MAY 9, 2001                   BY /S/DANIEL J. EDINGER
      -------------------               ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE   MAY 9, 2001                   BY /S/PETER J. O'NEILL
      -------------------               ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)