Form 10-K405
period 2001-06-30
TELMARK LLC
filed 2001-09-19
CIK 914028

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--     ACT OF 1934
For the fiscal year ended June 30, 2001
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE  SECURITIES
--     EXCHANGE ACT OF 1934
         For the transition period from                 to
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

                                         X
                                        ---     ---
                                        Yes      No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE OF PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                             ---

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT SEPTEMBER 7, 2001 .
                                         -----------------
                                                           ZERO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S EQUITY SECURITIES, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                              OUTSTANDING AT SEPTEMBER 7, 2001
    ----------------------                      --------------------------------
    MEMBERSHIP CERTIFICATE                                     ONE

TELMARK IS A DIRECT WHOLLY OWNED SUBSIDIARY OF AGWAY, INC., WHICH IS A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 2001
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

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


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................30

                  Signatures.....................................................................................32

                                        2

                                     PART I

ITEM 1. & 2.  BUSINESS AND PROPERTIES

Telmark LLC ("Telmark," "we," "our," "us" or "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company that was formed solely to carry on the business of Telmark in limited liability company, rather than corporate, form. On July 1, 2001, we became a direct wholly owned subsidiary of Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States, in terms of revenues, based on a 1999 Co-op 100 Index produced by the National Cooperative Bank. Prior to July 1, 2001, we were a direct wholly owned subsidiary of Agway Holdings Inc. ("AHI"), an indirect subsidiary of Agway. Effective July 1, 2001, Agway simplified its corporate structure by merging AHI into Agway and assuming all assets and liabilities of AHI. As discussed below, Agway's membership interest in Telmark has been pledged to secure certain obligations of Agway.

Telmark is subject to certain informational reporting requirements of the Securities Exchange Act of 1934 and in accordance with those rules, files reports and other information with the Commission. Reports filed with the Commission can be inspected at the Public Reference Section of the Commission at 450 Fifth Street N.W., Washington D.C. 20549 and at the regional office of the Commission at Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661. Copies of the materials can be obtained from the Commission at prescribed rates. Alternatively, you may access Telmark's reports filed on the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system by going to the Commission's website at www.sec.gov.

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

We have over 18,000 customers, most of whom are in the dairy, forestry, crops, and transportation industries. We operate throughout the continental United States and Canada. Our customers are farmers and other rural businesses as well as manufacturers and independent dealers who serve the agricultural marketplace.

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

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 70% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 2001, the largest concentration is in crops enterprises which represented 19% of the portfolio, dairy enterprises which represented 15% of the portfolio, and wood products enterprises which represented 11% of the portfolio. At June 30, 2001, approximately 43% of our net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could have a corresponding adverse effect on the collectibility of our lease receivables.

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

We offer most of the direct finance leases for a period which is less than our estimate of the useful life of the equipment, vehicle, or the building leased.

        o We offer equipment and vehicle leases typically for a period of 3 to 6 years, and generally do not exceed 8 years.
        o We offer building leases typically for longer terms (e.g., 5 to 10 years) than for equipment leases, up to maximum terms of 15 years.

As of June 30, 2001, our outstanding leases had an average original term of approximately 5.8 years and average remaining term of approximately 4.7 years.

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

Telmark has internal credit approval policies that must be followed prior to entering into any lease transaction. The required procedures vary by kind and size of transaction. We set credit approval limits based on the total amount of leases outstanding with the customer. We assign lending authority to members of management depending on position, training, and experience. Telmark's Board of Directors must approve all lease amounts exceeding $1.5 million. After a Telmark field representative completes a financial application, we conduct a thorough credit approval process.

Telmark retains title to the equipment or building leased. If appropriate, Telmark obtains a lien on the real estate owned by the farmer or customer as collateral for payments under a building lease. We maintain monthly delinquency reports to monitor leases that have been delinquent for over 30 days, as well as non-earning leases. Generally, accounts past due at least 120 days, as well as accounts in foreclosure or bankruptcy, are transferred to non-earning status. The potential losses from non-earning leases are partly offset by our ability to repossess leased property and to foreclose on other property in which we have been granted a security interest. Accounts are generally written off at the earlier of the time they are determined to be uncollectible or when they become one year past due.

Although we retain title to the leased property, our customers are responsible for insurance, repairs, maintenance, service, and property taxes. At the expiration of the direct finance lease term, the lessee has an option to:

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

The ultimate collectibility of amounts due under our leases is directly dependent upon the credit practices we use, and the creditworthiness of our customers. Even though we follow our credit policies and we establish reserves for bad debts, there are other factors that could significantly impact a customer's ability to pay and consequently, affect our lease collection experience and our earnings. Additional factors that might impact our ability to collect lease payments are:

        o        Changes in general economic conditions;
        o Changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely affect the level of income of our customers;
        o        Adverse weather-related conditions that negatively  impact  the agricultural productivity and income of customers; and
        o        Oversupply of, or reduced demand for, agricultural  commodities produced by our customers.

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

We lease all of our office space from Agway. We do not own any of the real property we use for office facilities. As of July 27, 2001, Telmark had 226 employees.

As noted above, we are a direct wholly owned subsidiary of Agway. On September 14, 2001, Agway pledged its membership interest in Telmark as additional collateral under an asset-based credit agreement Agway has with certain lenders. In the event Agway defaults on its obligations under this credit agreement, Agway lenders could choose among the remedies available to them, including the right to foreclose on the Telmark membership interest pledged as security, which would result in a change of control of Telmark.

We have three wholly owned subsidiaries:

        o        Telease Financial Services, Ltd.;
        o        Telmark Lease Funding II, LLC; and
        o        Telmark Lease Funding III, LLC.

Telease Financial Services, Ltd. is a Canadian Corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding II, LLC, and Telmark Lease Funding III, LLC were established solely to enable the lease securitization financings entered into in 1999, and 2000, respectively. Telmark Lease Funding I, LLC, which was established solely to enable a 1997 lease securitization financing, was approved to be dissolved in June 2001.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any litigation or legal proceedings pending, or to the best of our knowledge threatened, which, in the opinion of management, individually or in the aggregate, would have a material adverse affect on our results of operations, financial position, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERSHIP MATTERS (THOUSANDS OF DOLLARS)
Effective July 1, 1998, Telmark Inc's. common stock was cancelled by virtue of the merger of Telmark Inc. with and into Telmark LLC, with Telmark LLC being the surviving entity in the merger. We have one limited liability company membership interest outstanding, which is directly and wholly owned by Agway. See Item 1 and 2 for discussion of the merger of AHI into Agway and the pledge of Telmark's membership interest by Agway. There is no public market for the membership interest and we do not expect one to develop. In the fiscal year ended June 30, 2000, a distribution of $5,000 in member's equity was declared. During the years ended June 30, 2001 and 1999, there were no distributions of member's equity declared. Under a loan covenant, distributions of member equity are prohibited to the extent they exceed 50% of net income for the period beginning on July 1, 2000, through the date of determination, inclusive. As of June 30, 2001, $6,100 of member's equity was free of this restriction.

ITEM 6.  SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS)

Telmark operates in one reportable segment of direct finance leasing of agricultural related equipment, vehicles and buildings to farmers or other rural businesses that serve the agricultural marketplace. Leases and notes outside the United States represent less than one half of 1% of the total assets of Telmark.

2001 COMPARED TO 2000.

NET INCOME
Our net income increased by $500 (4.3%) from $11,700 in 2000 to $12,200 in 2001.

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Net income                         $12,200           $11,700           500              4.3%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases during 2001 as compared to 2000.

TOTAL REVENUES
Total revenues of $86,200 in 2001 increased $9,400 (12.2%) as compared to total revenues of $76,800 in 2000.

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Total revenues                     $86,200           $76,800           9,400            12.2%

The increase in our total revenues this year is mostly due to an increase in our average investment in leases and notes, as compared to the prior year, partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the fiscal year ended June 30, 2001 compared to the prior year is as follows:

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Average net investment             $691,200          $614,400          76,800        12.5%

INTEREST EXPENSE
Total interest expense of $36,900 increased $5,400 (17.1%) as compared to interest expense of $31,500 in 2000.

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Interest expense                   $36,900           $31,500           5,400            17.1%

The increase in our interest expense is due to an increase in the average amount of debt required to finance the increase in the amount of net leases and notes, combined with higher interest rates on new and replacement debt compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

INTEREST EXPENSE (CONTINUED)
Average debt for the fiscal year ended June 30, 2001 compared to the prior year is as follows:

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Average debt                       $544,700          $473,400          71,300           15.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $18,500 in 2001 increased by $1,200 (6.9%) compared to expenses of $17,300 in 2000.

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Selling, general
         and administrative expenses        $18,500           $17,300           1,200            6.9%

The increase was  primarily  the result of  additional  personnel  and incentive
costs   relating  to  overall   profitability,   retention  of   business,   and
profitability of new business.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $9,500 in 2001 represents an increase of $1,600 (20.2%) compared to a provision for credit losses of $7,900 in 2000.

                                            FY 2001           FY 2000           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------

         Provision for Credit Losses        $9,500            $7,900            1,600            20.2%

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2001 the allowance for credit losses was $35,500 compared to $32,500 at June 30, 2000. A summary of the changes in the allowance for credit losses is as follows:

                                            FY 2001             FY 2000
                                            --------            --------
         Balance, beginning of year         $ 32,500            $ 30,000
         Provision for credit losses           9,500               7,900
         Charge-offs                          (9,900)             (9,200)
         Recoveries                            3,400               3,800
                                            --------            --------
                  Balance, end of year      $ 35,500            $ 32,500
                                            ========            ========

During 2001 and 2000, the total value of non-earning accounts increased from $6,000 in 2000 to $6,400 in 2001, which as a percentage of the lease portfolio remained unchanged at 0.9% for both 2000 and 2001. Additionally, the average level of current accounts for 2001 was 97.4%, which is consistent with the average level of current accounts during 2000 of 97.5%. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

PROVISION FOR INCOME TAXES
The provision for income taxes of $9,100 in 2001 as compared to $8,400 in 2000 results in an effective tax of 42.7% and 41.6%, respectively. Telmark is included in a consolidated federal tax return filed by Agway and through June 30, 2001, the consolidated state tax return of AHI. In Agway's revised corporate structure, Telmark will be included in the consolidated state tax return of Agway. Under Telmark's tax sharing agreement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis.

2000 COMPARED TO 1999.

NET INCOME
Our net income increased by $1,300 (12.5%) from $10,400 in 1999 to $11,700 in 2000.

                                            FY 2000           FY 1999           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Net income                         $11,700           $10,400           1,300            12.5%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases during 2000 as compared to 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

TOTAL REVENUES
Total revenues of $76,800 in 2000 increased $6,800 (9.7%) as compared to total revenues of $70,000 in 1999.

                                            FY 2000           FY 1999           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Total revenues                     $76,800             $70,000         6,800            9.7%

The increase in our total revenues was mostly due to an increase in our average investment in leases and notes as compared to the prior year, partly offset by a lower income rate on new and replacement leases and notes. Average net investment in leases and notes for the fiscal year ended June 30, 2000 compared to the prior year is as follows:

                                            FY 2000           FY 1999           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Average net investment             $614,400            $546,600        67,800           12.4%

INTEREST EXPENSE
Total interest expense of $31,500 increased $3,900 (14.1%) as compared to interest expense of $27,600 in 1999.

                                            FY 2000           FY 1999           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Interest expense                   $31,500           $27,600           3,900            14.1%

This increase in our interest expense was mostly due to an increase in the average amount of debt required to finance the increase in the amount of net leases and notes as compared to the prior year.

Average debt for the fiscal year ended June 30, 2000 compared to the prior year was as follows:

                                            FY 2000           FY 1999           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Average debt                       $473,400          $411,700          61,700           15.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $17,300 in 2000 increased by $1,100 (6.8%) compared to expenses of $16,200 in 1999.

                                            FY 2000           FY 1999           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Selling, general
         and administrative expenses        $17,300           $16,200           1,100            6.8%

The increase was primarily the result of additional personnel and incentive costs relating to the additional new business booked.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $7,900 in 2000 represented a decrease of $100 (1%) compared to a provision for credit losses of $8,000 in 1999.

                                                                                $ INCREASE       %INCREASE
                                            FY 2000           FY 1999           (DECREASE)       (DECREASE)
                                            -------           -------           ----------       ----------

         Provision for Credit Losses        $7,900            $8,000            (100)            (1.2%)

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2000 the allowance for credit losses was $32,500 compared to $30,000 at June 30, 1999. A summary of the changes in the allowance for credit losses is as follows:
                                             FY 2000             FY 1999
                                            --------            --------
         Balance, beginning of year         $ 30,000            $ 27,100
         Provision for credit losses           7,900               8,000
         Charge-offs                          (9,200)             (6,800)
         Recoveries                            3,800               1,700
                                            --------            --------
                  Balance, end of year      $ 32,500            $ 30,000
                                            ========            ========
                                        8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

PROVISION FOR CREDIT LOSSES (CONTINUED)
During 2000 and 1999, the general economy remained strong and the total value of non-earning accounts increased from $4,900 in 1999 to $6,000 in 2000 and as a percentage of the lease portfolio remained unchanged at 0.9% for both 1999 and 2000. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

PROVISION FOR INCOME TAXES
The provision for income taxes of $8,400 in 2000 as compared to $7,800 in 1999 resulted in an effective tax of 41.6% and 42.7%, respectively. Telmark is included in a consolidated federal tax return filed by Agway and consolidated state tax return of AHI. Under Telmark's tax sharing agreement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis.

LIQUIDITY AND CAPITAL RESOURCES
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. We have principally financed our operations, including the growth of our lease portfolio, through borrowings under our lines of credit, private placements of debt with institutional investors and other term debt, subordinated debentures, lease-backed notes, principal collections on leases and cash provided from operations. Total assets have grown at an average annual rate of 11% over the past five years. The liability to equity ratio decreased from 4.8 in 2000 to 4.7 in 2001.
                                           FY 2001      FY 2000      FY 1999
                                           --------     --------     --------
         CASH IN FLOWS
         Cash flows from operations        $29,700      $24,400      $22,800
         Cash flows from financing          42,900       59,000       41,000
                                           --------     --------     --------
                  Total cash in flows       72,600       83,400       63,800
                                           ========     ========     ========
         CASH OUT FLOWS
         Cash flows from investing         (72,600)     (83,400)     (63,800)
                                           --------     --------     --------
                  Total cash out flows     (72,600)     (83,400)     (63,800)
                                           ========     ========     ========

Virtually all of the cash flows from both operations and financing activities were invested in growth of the lease portfolio. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. In addition, as noted previously, Agway's membership interest in Telmark has been pledged as additional collateral with respect to certain obligations of Agway. While the terms of the pledge generally do not restrict Telmark's operations, Telmark has acknowledged and agreed to the pledge, has agreed to cooperate with Agway's lenders in respect to their rights under the pledge, and has agreed to refrain from creating any lien or encumbrance with respect to the equity of Telmark Subsidiaries. A foreclosure on the pledge following an event of default would result in a change of control, giving Telmark's senior lenders rights to demand repayment of existing outstanding debt. Depending upon the financial markets and Telmark's financial circumstances at that time, if the senior lenders chose to execute those rights, it could have a material adverse effect on Telmark's results of operations, liquidity and financial position. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. See Note 5 to the Consolidated Financial Statements "Borrowing under Lines of Credit and Term Debt."

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

FIXED INTEREST RATE                                                                                Fair Value
Liabilities                       2002    2003     2004     2005     2006     Thereafter  Total    6/30/01
                                 -------  -------  -------  -------  -------  ----------  -----    ----------
Short Term Bank
     and Revolving
     Lines of Credit             $120,638      -       -       -       -        -         $120,638 $120,638
Weighted Average
     Interest Rate                4.67%        -       -       -       -        -           -        -

Long-Term Debt,
 including current portion        146,496   111,924 79,091   6,323  23,213    39,213       406,260  419,753
Weighted Average
     Interest Rate                6.67%      6.76%   6.74%   7.65%   8.22%    8.44%                  -

Subordinated Debentures,
 including current portion          8,320    11,608  9,534     -       -       9,310        38,772   38,772
Weighted Average
     Interest Rate                6.31%      8.43%   8.32%     -       -      8.78%                  -

We do not use derivatives or other financial instruments to hedge interest rate risk in our portfolio. We try to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and cost of the funds we borrow to finance our leasing activities with the maturity and repricing characteristics of our lease portfolio. However, a rise in interest rates would increase the cost of funds we borrow to finance our lease portfolio, including that portion of the debt which is not precisely matched to the characteristics of the portfolio. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows.

The subordinated debentures' interest rate is at the greater of the quoted rate or a rate based upon an average discount rate for U.S. Government Treasury Bills (T-Bill), with maturities of 26 weeks. Based on the T-Bill rate of 3.55% as of June 30, 2001, as compared to the stated rates of the debentures, which range from 6.25% to 9.00% at June 30, 2001, we believe a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 2001, we do not believe that reasonably possible near-term increases in interest rates will result in a material near-term loss in future earnings, fair values, or cash flows of Telmark.

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

         Consolidated Balance Sheets, June 30, 2001 and 2000.....................................................13

         Consolidated Statements of Income and Member's Equity,
                  for the years ended June 30, 2001, 2000 and 1999...............................................14

         Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999..................15

         Notes to Consolidated Financial Statements..............................................................16

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Telmark LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and member's equity and cash flows present fairly, in all material respects, the financial position of TELMARK LLC (a wholly owned subsidiary of Agway Holdings Inc.) and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Telmark's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP

Syracuse, New York
July 29, 2001

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                             (THOUSANDS OF DOLLARS)


                                     ASSETS

                                                          2001             2000
                                                       ------------     ------------
Restricted cash........................................$      8,306     $     10,103
Leases and notes receivable, net.......................     688,878          626,538
Investments............................................      14,695           13,606
Equipment, net.........................................       1,017              483
Other assets...........................................       1,700            1,753
                                                       ------------     ------------

      Total Assets.....................................$    714,596     $    652,483
                                                       ============     ============


                         LIABILITIES AND MEMBER'S EQUITY


                                                          2001             2000
                                                       ------------     ------------
Accounts payable.......................................$     6,839      $     9,666
Payable to Agway Inc...................................      5,652            5,114
Accrued expenses, including interest of
      $5,562 - 2001 and $4,020 - 2000 .................     10,315            8,061
Deferred income taxes..................................      1,681               39
Borrowings under short term bank lines of credit.......     71,138           75,176
Borrowings under revolving loan facility...............    215,500          164,500
Notes payable..........................................    240,260          240,256
Subordinated debentures................................     38,772           37,398
                                                       ------------     ------------


      Total Liabilities................................    590,157          540,210

Commitments & Contingencies............................
Member's Equity........................................    124,439          112,273
                                                       ------------     ------------

      Total Liabilities and Member's Equity............$   714,596      $   652,483
                                                       ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    STATEMENTS OF INCOME AND MEMBER'S EQUITY
                FISCAL YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                             (THOUSANDS OF DOLLARS)

                                                2001           2000         1999
                                             ---------     ----------    ----------
Revenues:
     Interest and finance charges .......    $ 84,493      $ 75,131      $ 68,337
     Service fees and other income ......       1,700         1,654         1,669
                                             ---------     ---------     ---------

         Total revenues .................      86,193        76,785        70,006
                                             ---------     ---------     ---------
Expenses:
     Interest expense ...................      36,941        31,536        27,626
     Provision for credit losses ........       9,461         7,899         8,024
     Selling, general and administrative       18,549        17,291        16,198
                                             ---------     ---------     ---------

         Total expenses .................      64,951        56,726        51,848
                                             ---------     ---------     ---------


         Income before income taxes .....      21,242        20,059        18,158

Provision for income taxes ..............       9,076         8,352         7,756
                                             ---------     ---------     ---------


         Net income .....................      12,166        11,707        10,402

Member's equity, beginning of year ......     112,273       105,566        95,164

Distribution of member's equity .........           0        (5,000)            0
                                             ---------     ---------     ---------


Member's equity, end of year.............    $124,439      $112,273      $105,566
                                             =========     =========     =========

     The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                             (THOUSANDS OF DOLLARS)

INCREASE (DECREASE) IN CASH

                                                2001           2000         1999
                                             ---------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................  $ 12,166     $  11,707      $ 10,402
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization ....       303           386           510
         Deferred taxes ...................     1,642         5,481         1,587
         Provision for credit losses ......     9,461         7,899         8,024
         Patronage refund received in stock    (1,089)         (826)         (930)
         Changes in assets and liabilities:
              Other assets ................        53          (408)         (239)
              Payables ....................    (2,827)        2,974         1,584
              Income taxes payable ........     7,750        (3,190)        2,153
              Accrued expenses ............     2,254           403          (260)
                                              ---------     ---------     ---------
         Net cash flow provided by
              operating activities ........    29,713        24,426        22,831
                                             ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated ....................  (284,510)     (282,064)     (252,107)
     Leases repaid ........................   212,709       198,698       188,637
     Purchases of equipment, net ..........      (837)            0          (378)
                                             ---------     ---------     ---------
         Net cash flow used
              in investing activities .....   (72,638)      (83,366)      (63,848)
                                             ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         short term bank and revolving
         lines of credit ..................    44,962        (3,080)       (9,841)
     Proceeds from revolving line of credit   126,000       143,100       109,384
     Repayment of revolving line of credit   (124,000)      (91,644)      (93,243)
     Proceeds from notes payable ..........    61,000             0             0
     Repayment of notes payable ...........   (33,500)      (24,000)      (23,000)
     Proceeds from lease backed notes .....         0        68,100        48,384
     Repayment of lease backed notes ......   (27,496)       (8,645)       (7,243)
     Repayment of capital lease ...........         0             0           (17)
     Net change in payable to Agway Inc.
         excluding income taxes ...........    (2,212)      (19,033)       15,742
     Proceeds from sale of debentures .....     5,888        18,145         3,627
     Repayment of debentures ..............    (4,514)      (18,380)            0
     Distribution of member's equity ......    (5,000)            0             0
     Net change in restricted cash ........     1,797        (5,623)       (2,776)
                                             ---------     ---------     ---------
         Net cash flow provided by
                financing activities ......    42,925        58,940        41,017
                                             ---------     ---------     ---------

     Net change in cash ...................         0             0             0
     Cash at beginning of year ............         0             0             0
                                             ---------     ---------     ---------
     Cash at end of year ..................  $      0      $      0      $      0
                                             =========     =========     =========


     Cash paid during period for:
         Interest .........................  $ 35,399      $ 30,774      $ 28,629
         Income Taxes .....................  $   (345)     $  6,202      $  3,556


     The accompanying notes are an integral part of the consolidated financial statements.
                                       15

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations
      Telmark LLC ("Telmark" or the "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company. Telmark is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. Telmark operates throughout the continental United States and Canada. On July 1, 2001, Telmark became a direct wholly owned subsidiary of Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Prior to July 1, 2001, Telmark was a direct wholly owned subsidiary of Agway Holdings Inc. ("AHI") an indirect subsidiary of Agway. Effective July 1, 2001, Agway simplified its corporate structure by merging AHI into Agway and assuming all assets and liabilities of AHI.

Basis of Consolidation
      The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Segments
      Telmark operates in one reportable segment of direct finance leasing of agricultural related equipment, vehicles and buildings to farmers or other rural businesses that serve the agricultural marketplace. Leases and notes outside the United States represent less than one half of 1% of the total assets of Telmark.

Reclassifications
      Certain   amounts  in  prior  years'   financial   statements   have  been
reclassified to conform to the current year's consolidated financial statement presentation.

Cash and Equivalents
      Telmark considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash
      Certain cash accounts amounting to $8,306 and $10,103 at June 30, 2001, and 2000, respectively, collateralize lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use. See Note 5.

Lease Accounting
      Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of June 30, 2001, and 2000, the recognition of interest income was suspended on leases and notes totaling $6,362 and $6,048, respectively.
      Initial direct costs incurred in consummating a lease are not expensed when the lease is originated. The expense is capitalized and amortized over the life of the lease. This deferral of expenses has the effect of reducing the expense recorded in the period the lease is booked, and increasing the expense recognized over the remaining life of the lease.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Lease Accounting (continued)
Initial direct costs deferred and amortization expense recognized were as follows for the years ended June 30:

                                                      2001          2000          1999
                                                     ------        ------        ------
           Expenses not recognized this year
           and deferred to later years               7,404         7,524         6,745

           Expenses from prior years recognized
           this year                                 5,887         5,643         4,969

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible, generally within one year of becoming past due.

Investments
      Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Patronage refunds on this stock are recorded as a reduction of interest expense and totaled $1,555, $1,180, and $1,329 for the years ended June 30, 2001, 2000, and 1999, respectively.

Equipment
      Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment.

Impairment of Long-Lived Assets
      Long-lived assets to be held and used by Telmark are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no charges for impairment for the years ended June 30, 2001, 2000, and 1999.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2001, 2000, and 1999, was $1,171, $1,034, and $1,008,
respectively.

Income Taxes
      Telmark provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is reasonably assumed.
      Telmark is included in a consolidated federal tax return filed by Agway. Effective July 1, 1998, for State income tax filing purposes, Telmark is included as a business division of AHI, and effective July 1, 2001, Telmark is included as a business division of Agway. Under Telmark's tax sharing agreement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

Use of Estimates
      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

      Leases and notes as of June 30 were as follows:

                                                          2001             2000
                                                       ---------       ---------
      Leases:
        Commercial and agricultural                    $936,162        $861,863
        Leasing to Agway Inc. and subsidiaries           30,813           4,000
                                                       ---------       ---------
                                                        966,975         865,863
      Retail installment loans                           17,562          20,388
                                                       ---------       ---------
             Total leases and notes                    $984,537        $886,251
                                                       =========       =========

      Net investment in leases and notes at June 30 are summarized as follows:

                                                          2001             2000
                                                       ---------        ---------
      Leases and notes                                 $ 984,537        $ 886,251
      Unearned interest and finance charges             (275,228)        (240,745)
      Net deferred origination costs                      15,085           13,568
                                                       ---------        ---------
         Net investment                                  724,394          659,074
      Allowance for credit losses                        (35,516)         (32,536)
                                                       ---------        ---------
         Leases and notes receivable, net              $ 688,878        $ 626,538
                                                       =========        =========

Included within the above leases and notes are unguaranteed estimated residual values of leased property approximating $103,700 and $92,700 at June 30, 2001, and 2000, respectively.

      Contractual maturities of leases and notes were as follows at June 30, 2001:

                                                          LEASES
                                            -----------------------------------
                                              COMMERCIAL           TO AGWAY                 RETAIL
                                                  AND              INC. AND               INSTALLMENT
                                             AGRICULTURAL         SUBSIDIARIES               LOANS              TOTAL
                                            -------------         -------------           -----------     --------------
      2002                                  $     241,631         $    4,364              $    6,210      $      252,205
      2003                                        198,400              4,018                   3,883             206,301
      2004                                        154,255              3,809                   2,481             160,545
      2005                                        107,065              3,603                   1,308             111,976
      2006                                         69,679              3,451                   1,074              74,204
      Thereafter                                  165,132             11,568                   2,606             179,306
                                            -------------         -------------           -----------     --------------
           Leases and notes                       936,162             30,813                  17,562             984,537
      Unearned interest and finance charges      (261,355)           (10,306)                 (3,567)           (275,228)
      Net deferred origination costs               15,029                 13                      43              15,085
                                            -------------         -------------           -----------     --------------
         Net investment                     $     689,836         $   20,520              $   14,038      $      724,394
                                            =============         =============           ===========     ==============

      Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                                                       2001               2000                  1999
                                                                  --------------      -------------       -------------
              Balance, beginning of year                          $      32,536       $     29,978        $     27,071
              Provision for credit losses charged to operations           9,461              7,899               8,024
              Charge-offs                                                (9,851)            (9,179)             (6,820)
              Recoveries                                                  3,370              3,838               1,703
                                                                  --------------      -------------       -------------
                  Balance, end of year                            $      35,516       $     32,536        $     29,978
                                                                  ==============      =============       =============

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
3. EQUIPMENT

      Equipment, at cost, consisted of the following at June 30:

                                                          2001                  2000
                                                     -------------         --------------
      Office and other equipment.................    $      1,757          $      2,571
      Less accumulated depreciation..............            (740)               (2,088)
                                                     -------------         -------------
                                                     $      1,017          $        483
                                                     =============         =============

4. INCOME TAXES

      The provision for income taxes consists of the following:

                                                                 2001                 2000             1999
                                                              -------------     -------------    -------------
           Currently payable:
                Federal..................                     $      5,569      $       2,427    $       4,451
                State....................                            1,865                444            1,718
           Deferred......................                            1,642              5,481            1,587
                                                              -------------     -------------    -------------

                                                              $      9,076      $       8,352    $       7,756
                                                              =============     =============    =============

Telmark's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:

                                                              2001              2000              1999
                                                              -----             -----             -----
                Statutory federal income tax rate ........    35.0%             34.0%             34.0%

                Tax effects of:
                    State taxes, net of federal benefit ..     6.2               6.4               8.0
                    Other items...........................     1.5               1.2                .7
                                                              -----             -----             -----

                Effective income tax rate                     42.7%             41.6%             42.7%
                                                              =====             =====             =====

The components of the net deferred tax asset (liability) as of June 30 were as follows:

                                                         2001                    2000
                                                     -------------         -------------
              Deferred tax assets:
                  Allowance for credit losses....    $     14,046          $     12,839
                  Alternative minimum tax
                     credit carryforward.........           5,944                 5,870
                  Other..........................             243                   917
                                                     -------------         -------------
                  Total deferred tax assets                20,233                19,626
                                                     -------------         -------------

              Deferred tax liabilities:
                  Difference between book and
                      tax treatment of leases....          21,914                19,470
                  Other..........................               0                   195
                                                     -------------         -------------
                       Total deferred tax liabilities      21,914                19,665
                                                     -------------         -------------
                       Net deferred tax asset
                        (liability)..............    $     (1,681)         $        (39)
                                                     =============         =============

Based on Telmark's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At June 30, 2001, Telmark's federal alternative minimum tax credit can be carried forward indefinitely.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT
At June 30, borrowings under lines of credit, term debt
      and subordinated debentures consisted of the following:                      2001           2000
                                                                                ----------     ----------
Lines of credit and revolving loans payable to banks due in
   varying amount and dates through April 12, 2004 with
   interest ranging from 4.45% to 7.47%...........................              $ 286,638      $ 239,676
Unsecured notes payable to insurance companies due in varying amount and dates through December 1, 2012, with interest
   ranging from 6.55% to 8.72%....................................                149,500        122,000
Lease-backed notes payable to insurance companies in varying amounts and dates through December 15, 2008 with interest
   rates ranging from 6.54% to 9.05%..............................                 90,760        118,256
                                                                                ----------     ----------
     Total borrowings under lines of credit and Term Debt.........                526,898        479,932
Subordinated debentures due in varying amount and dates through
   March 31, 2009, with interest ranging from 6.25% to 9.00%......                 38,772         37,398
                                                                                ----------     ----------
     Total Debt...................................................              $ 565,670      $ 517,330
                                                                                ==========     ==========

Lines of Credit and Revolving Loans
      As of June 30, 2001, Telmark has credit facilities available from banks which allow it to borrow up to an aggregate of $389,300. Uncommitted short-term line of credit agreements permit borrowing up to $89,300 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized revolving term loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 2001, under the short-term lines of credit and the revolving term loan facility was $71,138 and $215,500, respectively. The revolving term loan facility of $300,000 is partially collateralized by our investment in a cooperative bank having a book value of $14,695 at June 30, 2001.
      Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $89,300 lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through May 1, 2002.

Unsecured Notes Payable to Insurance Companies
      At June 30, 2001, we had balances outstanding on unsecured senior note private placements totaling $149,500. In November 2000, Telmark issued $61,000 of unsecured senior notes to insurance companies. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains specific financial covenants, the most restrictive of which prohibit:
      (i) tangible net worth, defined as consolidated tangible assets less total liabilities (excluding notes payable to Agway), from being less than an amount equal to or greater than the sum of $85,000, plus 50% of all net income (if a positive number) for all fiscal years ended after January 1, 2000. As of June 30, 2001, the required minimum net worth is $96,900;
      (ii) the ratio of total liabilities less subordinated notes payable to Agway to member's equity plus subordinated notes payable to Agway from exceeding 5:1;
      (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and
      (iv) equity distributions and restricted investments (as defined) made after July 1, 2000 to exceed 50% of consolidated net income for the period beginning on July 1, 2000 through the date of determination, inclusive. As of June 30, 2001, $6,100 of member's equity is free of this restriction.
      (v) entering into leasing transactions with Agway which exceed 5% of total assets. As of June 30, 2001, $15,200 is free of this restriction.
For the year ended June 30, 2001, Telmark has complied with all covenants contained in its borrowing agreements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)
Lease-Backed Notes Payable to Insurance Companies
     Telmark has issued lease-backed notes, through two wholly owned special purpose funding subsidiaries as follows:

TELMARK LEASE FUNDING         YEAR ISSUED      ISSUED CLASS A    ISSUED CLASS B      RATE CLASS A    RATE CLASS B
---------------------         -----------      --------------    --------------      ------------    ------------
         II                        1999             44,800            3,600              6.54%           7.61%
         III                       2000             63,000            5,100              7.69%           9.05%

     The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. Two notes relating to Telmark Lease Funding I, LLC were paid in full during 2001, and in June 2001 Telmark Lease Funding I, LLC was approved to be dissolved. The total outstanding under Telmark Lease Funding II, LLC and Telmark Lease Funding III, LLC was $27,218 and $63,542, respectively, as of June, 2001.

Subordinated Debentures
     The subordinated debentures represent the outstanding balance of registered debentures offered to and held by the general public. The debentures are unsecured and are subordinate to all senior debt of Telmark. Interest is paid on the debentures on January 1, April 1, July 1, and October 1 of each year and may, at the holders option, be reinvested. The interest rate paid on debentures is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks.

Maturities
     The aggregate amounts of notes payable, and subordinated debentures maturing after June 30, 2001, are as follows:

                                        NOTES PAYABLE                    SUBORDINATED
     Year Ending June 30,             BANK      INS. COMPANIES           DEBENTURES                TOTAL
                             -------------    ----------------           -------------     ----------------
     2002                    $     185,638    $         81,496           $       8,320     $       275,454
     2003                           61,000              50,924                  11,608             123,532
     2004                           40,000              39,091                   9,534              88,625
     2005                                0               6,323                       0               6,323
     2006                                0              23,213                       0              23,213
     Thereafter                          0              39,213                   9,310              48,523
                             -------------    ----------------           -------------      ---------------
                             $     286,638    $        240,260           $      38,772      $      565,670
                             =============    ================           =============      ===============

Fair Value
     The carrying amounts and estimated fair values of our significant financial instruments held for purposes other than trading at June 30, were as follows:

                                                     2001                              2000
                                         ---------------------------            -----------------------
                                         CARRYING             FAIR              CARRYING            FAIR
                                          AMOUNT             VALUE               AMOUNT            VALUE
                                         --------           --------            --------          --------
Lines of Credit and Term Debt            $526,898           $540,391            $479,932          $486,747
Subordinated Debentures                    38,772             38,772              37,398            35,950

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit Retirement Plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs for those plans included in selling, general and administrative expense were approximately $1,900, $1,500, and $1,400 for the periods ended June 30, 2001, 2000, and 1999, respectively.

7.  RELATED PARTY TRANSACTIONS

Payable to Agway Inc.
     During the quarter ended March 31, 2000, Telmark discontinued the use of the depository and disbursement accounts of Agway and initiated its own independent cash management system. The payable to Agway Inc. after this change is principally any unpaid member equity distribution and/or any net income taxes payable.

Inter-Company Transactions
     Inter-company transactions related to leases with Agway, income taxes, and Agway's employee benefit plans are separately disclosed in the financial statements. Other inter-company transactions with Agway for the years ended June 30 are:

   (Revenue) Expense                                  2001           2000           1999
                                                   ----------     ----------     ----------
   Interest and finance charges..................  $(1,325)       $ (159)        $  (27)
   Administrative and general expense............    1,199         1,546          1,691

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

During the year ended June 30, 2000, Telmark declared a $5,000 distribution of member's equity. During the years ended June 30, 2001 and 1999, there were no distributions of member's equity declared.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 2001 amounted to $14,397.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

9.  FINANCIAL INSTRUMENTS

Off Balance-Sheet Risk
     Telmark is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of non-performance by the other party to the financial instrument, Telmark's credit risk is limited to the contractual amount of Telmark's commitment to extend credit. Telmark uses the same credit and collateral policies in making commitments as it does for on-balance sheet instruments.

Credit and Market Risk
     Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 70% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 2001, the largest concentration is in crops enterprises which represents 19% of the portfolio, dairy enterprises which represents 15% of the portfolio, and wood products enterprises which represents 11% of the portfolio. At June 30, 2001, approximately 43% of our net lease investment is in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could have a corresponding adverse effect on the collectibility of its lease receivables.

     The ultimate collectibility of amounts due under Telmark's leases is directly dependent upon the credit practices used, and the creditworthiness of its customers. Even though Telmark follows its credit policies and establishes reserves for bad debts, there are other factors that could significantly impact a customer's ability to pay and consequently, affect lease collection experience and earnings. Additional factors that might impact Telmark's ability to collect lease payments are:

     o        Changes in general economic conditions;
     o Changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely affect the level of income of our customers;
     o Adverse weather-related conditions that negatively impact the agricultural productivity and income of customers; and
     o Oversupply of, or reduced demand for, agricultural commodities produced by our customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND  EXECUTIVE OFFICERS
The Directors of Telmark determine our policy and are elected by the member at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. The Board of Directors, except for Messrs. O'Neill and Edinger, are paid an annual retainer fee of $1,000 for their services on the Telmark Board. The executive officers and significant members of management of Telmark provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. Telmark is organized with nine functional managers and five region managers reporting to the President, Daniel J. Edinger. The officers with company wide responsibilities who report to the President are the Director of Credit, Director of Customer Operations and Collections,
Treasurer and Secretary, and the Controller. The following table sets forth certain information regarding Telmark's Directors, executive officers and significant members of management:

                                                                 Years served        Year Became          Term
         Name                  Age  Position                      as Officer         a Director          Expires
         ----                  ---  --------                     ------------        ----------          -------
Peter J. O'Neill               54   Senior Vice President,
                                    Finance and Control,
                                    Chairman of the
                                    Board and Director                 7             1995                July, 2002
Andrew J. Gilbert              42   Director                                         1997                July, 2002
Samuel F. Minor                63   Director                                         1989                July, 2002
Edwin C. Whitehead             60   Director                                         1999                July, 2002
William W. Young               48   Director                                         1992                July, 2002
Daniel J. Edinger              50   President and Director            13             1988                July, 2002
Raymond G. Fuller              50   Director of Customer               7
                                    Operations & Collections
Herbert E. Gerhart             56   Director of Finance               24
Jennifer L. Hicks              38   Treasurer & Secretary
Richard A. Kalin               52   Controller                         7
Kipp R. Weaver                 51   Director of Credit                 7

More detailed biographies of each person listed above, are set forth below.

PETER J. O'NEILL - Mr. O'Neill's principal occupation has been Senior Vice President, Finance and Control of Agway for more than five years.

ANDREW J. GILBERT - Mr. Gilbert is a member of the Agway Board of Directors. He has been engaged in full-time farming at Adon Farms for more than five years.

SAMUEL J. MINOR - Mr. Minor is a member of the Agway Board of Directors. He has been engaged in full-time farming at The Spring House for more than five years.

EDWIN C. WHITEHEAD - Mr. Whitehead is a member of the Agway Board of Directors. He has been engaged in full time farming at White Ayr Farms for more than 5 years.

WILLIAM W. YOUNG - Mr. Young is a member of the Agway Board of Directors. He has been engaged in full-time farming at Will-O-Crest Farm for more than five years.

DANIEL J. EDINGER - Mr. Edinger's principal occupation has been President of Telmark for more than five years.

RAYMOND G. FULLER - Mr. Fuller's principal occupation has been Director of Customer Operations and Collections of Telmark for more than five years.

HERBERT E. GERHART - Mr. Gerhart's principal occupation has been Director of Finance of Telmark for more than five years. He retired in July 2001.

JENNIFER L. HICKS - Ms. Hicks was named Treasurer of Telmark in June 2001. She served as Vice President of Business Operations of the Country Products Group of Agway from May 1999 to June 2001. From April 1995 to May 1999, she served as Director of Finance for Country Products Group.

RICHARD A. KALIN - Mr. Kalin's principal occupation has been Controller of Telmark for more than five years.

KIPP R. WEAVER - Mr. Weaver's principal occupation has been Director of Credit of Telmark for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

Employees of Telmark are eligible to participate in Agway's benefits and compensation plans. The following table sets forth information regarding annual and long-term compensation for services in all capacities to Telmark for the fiscal years ended June 30, 2001, 2000, and 1999, of the chief executive officer and any of the other four most highly compensated executive officers of Telmark (other than the CEO) who were serving in such capacity at June 30, 2001 and were compensated over $100,000.

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------
                                                          ANNUAL
                                                      COMPENSATION(4)
                                                ---------------------------
                                                                               ALL OTHER
NAME AND                                                                      COMPENSATION
PRINCIPAL POSITION                 YEAR         SALARY(1)      BONUS(2)           (3)
------------------------------ ------------  --------------- ------------  -------------------
Daniel J. Edinger.............     2001      $230,022        $222,680      $  5,030
 President                         2000       224,637         184,950         5,017
                                   1999       199,710         155,040         3,764


Raymond G. Fuller.............     2001      $ 88,553        $100,022      $  3,449
 Director of Customer              2000        70,018          56,804         2,852
 Operations & Collections          1999        69,139          61,616         1,556


Herbert E. Gerhart............     2001      $ 82,206        $ 85,020      $ 16,046
 Secretary and                     2000        70,018          56,804         3,684
 Director of Finance               1999        69,208          61,616         1,480


Richard A. Kalin..............     2001      $ 82,206        $ 85,020      $  3,148
 Controller                        2000        70,018          56,804         4,042
                                   1999        69,238          61,616         2,001


Kipp R. Weaver................     2001      $ 97,316        $100,022      $  4,272
 Director of Credit                2000        84,890          68,871         4,310
                                   1999        84,890          74,703         2,126

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

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE

-----------------------------------------------------------------------------------------------------------------------------
   3-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
--------------------  ------------  -------------  -------------  -------------- -------------- -------------- --------------
     $ 125,000             $ 8,800        $16,800        $24,800         $32,100        $39,500        $46,300        $53,000
       150,000              10,600         20,200         29,700          38,500         47,400         55,500         63,600
       175,000              12,400         23,500         34,700          45,000         55,300         64,800         74,300
       200,000              14,100         26,900         39,600          51,400         63,200         74,000         84,900
       225,000              15,900         30,200         44,600          57,800         71,100         83,300         95,500
       250,000              17,700         33,600         49,500          64,200         79,000         92,500        106,100
       275,000              19,400         37,000         54,500          70,700         86,900        101,800        116,700
       300,000              21,200         40,300         59,400          77,100         94,800        111,000        127,300
       325,000              23,000         43,700         64,400          83,500        102,700        120,300        137,900
       350,000              24,800         47,000         69,300          89,900        110,600        129,500        148,500
       375,000              26,500         50,400         74,300          96,400        118,500        138,800        159,100
       400,000              28,300         53,700         79,200         102,800        126,400        148,000        169,700
       425,000              30,100         57,100         84,200         109,200        134,300        157,200        180,300
       450,000              31,800         60,500         89,100         115,600        142,100        166,500        190,900

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

The old retirement plan benefit formula is based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The old formula pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.
                                       27

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

                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE

-----------------------------------------------------------------------------------------------------------------------------
   5-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
--------------------  ------------  -------------  -------------  -------------- -------------- -------------- --------------
      $125,000             $10,000        $20,000        $30,000         $40,000        $50,000        $60,000        $70,000
       150,000              12,000         24,000         36,000          48,000         60,000         72,000         84,000
       175,000              14,000         28,000         42,000          56,000         70,000         84,000         98,000
       200,000              16,000         32,000         48,000          64,000         80,000         96,000        112,000
       225,000              18,000         36,000         54,000          72,000         90,000        108,000        126,000
       250,000              20,000         40,000         60,000          80,000        100,000        120,000        140,000
       275,000              22,000         44,000         66,000          88,000        110,000        132,000        154,000
       300,000              24,000         48,000         72,000          96,000        120,000        144,000        168,000
       325,000              26,000         52,000         78,000         104,000        130,000        156,000        182,000
       350,000              28,000         56,000         84,000         112,000        140,000        168,000        196,000
       375,000              30,000         60,000         90,000         120,000        150,000        180,000        210,000
       400,000              32,000         64,000         96,000         128,000        160,000        192,000        224,000
       425,000              34,000         68,000        102,000         136,000        170,000        204,000        238,000
       450,000              36,000         72,000        108,000         144,000        180,000        216,000        252,000

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

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the Retirement Plan's benefit formulas as in effect on June 30, 2001. As of June 30, 2001, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Edinger, 22; Fuller, 16; Gerhart, 28; Kalin, 28; and Weaver, 6. "Compensation" is defined as the regular salary or wages, as reported in the Salary and Bonus columns of the Summary Compensation Table, which is paid to an employee for services rendered to Telmark, including overtime, vacation pay or special pay and bonuses as reported in the bonus column of the Executive Compensation disclosure on page 26.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding member's equity of Telmark, as of June 30, 2001, was indirectly owned by Agway. Effective July 1, 2001, Telmark became a direct wholly owned subsidiary of Agway. None of the executive officers who are directors of Telmark own any membership interest of Telmark or equity securities of Agway or Agway's subsidiaries. All of the other directors are also directors of Agway. Agway is an agricultural cooperative and each of its members, including each Agway director, owns one share of $25 par value common stock. None of the Telmark executive officers and directors, either individually or in the aggregate, own greater than 1% of any class of equity security of Telmark, of Agway, or of any Agway subsidiaries.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agway's members, including its directors, are customers of Agway and/or its subsidiaries and may be customers of Telmark. They purchase products from Agway or enter into leases with Telmark in the normal course of operating their farm businesses. The price, terms and conditions of any sale or lease transaction are on the same basis for all of Agway's members.

As of June 30, 2001, Telmark is an indirect wholly owned subsidiary of Agway and as such, had intercompany transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 7 to the Financial Statement for further information.

                                PRINCIPAL MEMBER

As of June 30, 2001, Telmark is an indirect wholly owned subsidiary of Agway. Agway is one of the largest agricultural supply and services cooperatives in the United States.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 PAGE
     ITEM 14 (A)      INDEX TO DOCUMENT LIST                                                                   LOCATION
                                                                                                               --------
                      (1)    FINANCIAL STATEMENTS
                             Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8.
                             (i)    Report of Independent Accountants................................................12
                             (ii)   Consolidated Balance Sheets, June 30, 2001 and 2000..............................13
                             (iii)  Consolidated Statements of  Income and Member's Equity, for the years ended
                                    June 30, 2001, 2000, and 1999....................................................14
                             (iv)   Consolidated Statements of Cash Flow, for the years ended June 30, 2001,
                                     2000, and 1999..................................................................15
                             (v)    Notes to the Consolidated Financial Statements...................................16

                      (2)    FINANCIAL STATEMENT SCHEDULES
                             Schedules are omitted for the reason that they are not required or are not  applicable,  or the required information is shown in the financial statements or notes thereto.

     ITEM 14 (B)      REPORTS ON FORM 8-K
                      No reports on Form 8-K for the three months ended June 30, 2001, have been filed.

     ITEM 14 (C)(1)   EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

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

                      CERTIFICATE OF FORMATION

                      3(c) - Certificate of  formation of Telmark LLC dated June 25, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

                      LIMITED LIABILITY COMPANY AGREEMENT

                      3(d) - Operating agreement of Telmark LLC dated July 1, 1998, filed by reference to Item 14 of the
                             Annual Report (Form 10-K) dated August 21, 1998.

                      CERTIFICATE OF MERGER

                      3(e) - Certificate  of Merger of  Telmark  Inc.  into Telmark  LLC  effective  July 1, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     ITEM 14 (C)(1)   EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

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

                      MATERIAL CONTRACTS
                      10(a)- Agway Inc. (Commission File  Number  2-22791) Pledge Agreement with its lenders dated March
                             28, 2001, filed by reference to Exhibit 10(c) of Agway Inc. Form 10-Q as of March 24, 2001,
                             dated May 8, 2001.

                      10(b)- Agway  Inc.  (Commission  File  Number  2-22791)  Pledge Agreement with  its lenders, dated
                             September 14, 2001,  filed by reference to Exhibit 10(g) of Agway Inc. Form 10-K as of June
                             30, 2001, dated September 18, 2001.

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

                                            Date   9/12/01

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      SIGNATURE              TITLE                                        DATE
      ---------              -----                                       -------


/s/ Daniel J. Edinger        President                                   9/12/01
    --------------------      (Principal Executive Officer)



/s/ Peter J. O'Neill         Senior Vice President, Finance and Control  9/12/01
    --------------------     Chairman of the Board and Director
                              (Principal Financial Officer
                              & Principal Accounting Officer)



/s/ Andrew J. Gilbert        Director                                    9/12/01
    --------------------


/s/ Samuel F. Minor          Director                                    9/12/01
    --------------------


/s/ Edwin C. Whitehead       Director                                    9/12/01
    --------------------


/s/ William W. Young         Director                                    9/12/01
    --------------------