Form 10-Q
period 2001-09-30
TELMARK LLC
filed 2001-11-14
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended September 30, 2001
                               ------------------

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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.

           Class                                Outstanding at November 12, 2001
---------------------------                     --------------------------------
   Membership Certificate                                     One

* Telmark is a direct wholly owned subsidiary of Agway, Inc., which is a reporting Company under the Securities Exchange Act of 1934, and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, September 30, 2001 and June 30, 2001.......................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three-months
          ended September 30, 2001 and 2000.................................................................      4

          Condensed Consolidated Statements of Cash Flows for the three-months ended
          September 30, 2001 and 2000.......................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................     11


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     11


SIGNATURES..................................................................................................     12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                          September 30,              June 30,
                                                                              2001                     2001
                                                                         ---------------         ---------------
                                                                           (Unaudited)
Restricted cash..........................................................$        7,351          $        8,306

Leases and notes.........................................................       996,432                 984,537
Unearned interest and finance charges....................................      (272,673)               (275,228)
Net deferred origination costs...........................................        14,944                  15,085
                                                                         ---------------         ---------------
      Net investment.....................................................       738,703                 724,394
Allowance for credit losses..............................................       (35,125)                (35,516)
                                                                         ---------------         ---------------
      Leases and notes receivable, net...................................       703,578                 688,878

Receivable from Agway Inc................................................         2,127                       0
Investments..............................................................        14,695                  14,695
Equipment, net...........................................................         1,246                   1,017
Other assets.............................................................         1,618                   1,700
                                                                         ---------------         ---------------
   Total Assets..........................................................$      730,615          $      714,596
                                                                         ===============         ===============


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.........................................................         7,730                   6,839
Payable to Agway Inc. ...................................................             0                   5,652
Accrued expenses, including interest of
      $8,357 - September 30, 2001 and $5,562 - June 30, 2001 ............        12,301                  10,315
Deferred income taxes....................................................         4,421                   1,681
Borrowings under short term bank lines of credit.........................        76,903                  71,138
Borrowings under revolving loan facility.................................       228,400                 215,500
Notes payable............................................................       231,767                 240,260
Subordinated debentures..................................................        41,544                  38,772
                                                                         ---------------         ---------------
      Total liabilities..................................................       603,066                 590,157

Commitments & contingencies..............................................
Member's equity..........................................................
                                                                                127,549                 124,439
                                                                         ---------------         ---------------
      Total liabilities and member's equity..............................$      730,615          $      714,596
                                                                         ===============         ===============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                Three-Months Ended September 30,
                                                                               2001                    2000
                                                                          ---------------         ---------------
Revenues:
     Interest and finance charges.........................................$       22,109          $       20,175
     Service fees and other income........................................           409                     369
                                                                          ---------------         ---------------
         Total revenues...................................................        22,518                  20,544
Expenses:
     Interest expense.....................................................         9,534                   9,369
     Provision for credit losses..........................................         2,205                   1,739
     Selling, general and administrative..................................         5,480                   5,224
                                                                          ---------------         ---------------
         Total expenses...................................................        17,219                  16,332
                                                                          ---------------         ---------------

         Income before income taxes.......................................         5,299                   4,212
Provision for income taxes................................................         2,189                   1,741
                                                                          ---------------         ---------------
         Net income.......................................................         3,110                   2,471
Member's equity, beginning of period......................................       124,439                 112,273
                                                                          ---------------         ---------------
Member's equity, end of period............................................$      127,549          $      114,744
                                                                          ===============         ===============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                           Increase (Decrease) in Cash

                                                                                Three-Months Ended September 30,
                                                                               2001                    2000
                                                                          ---------------         ---------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:...........................$       4,452           $       8,385
                                                                          ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated....................................................      (72,646)                (76,727)
     Leases repaid........................................................       55,741                  52,616
     Purchases of equipment, net .........................................         (279)                      0
                                                                          ---------------         ---------------
         Net cash flow used in investing activities.......................      (17,184)                (24,111)
                                                                          ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term bank
          and revolving lines of credit...................................       37,665                  45,588
     Repayment of  revolving loan.........................................      (19,000)                (22,000)
     Repayment of lease backed notes......................................       (8,493)                 (4,647)
     Net increase (decrease) payable to Agway Inc. and subsidiaries.......       (1,167)                    (30)
     Proceeds from sale of subordinated debentures........................        2,772                     998
     Distribution of member's equity......................................            0                  (5,000)
     Net change in restricted cash........................................          955                     817
                                                                          ---------------         ---------------

         Net cash flow provided by financing activities...................       12,732                  15,726
                                                                          ---------------         ---------------

     Net change in cash...................................................            0                       0
     Cash at beginning of period .........................................            0                       0
                                                                          ---------------         ---------------
     Cash at end of period................................................$           0           $           0
                                                                          ---------------         ---------------

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2001.

     NOTE 2 - RESTRICTED CASH

     Certain cash accounts amounting to $7,351 and $8,306 at September 30, 2001 and June 30, 2001, respectively, collateralize lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

     NOTE 3 - BORROWINGS

     Lines of Credit and Revolving Loans
     As of September 30, 2001, we had credit facilities available from banks which allow us to borrow up to an aggregate of $389,200. Uncommitted short-term bank line of credit agreements permit borrowing up to $89,200 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 2001, under the short-term bank lines of credit and the revolving loan facility was $76,903 and $228,400, respectively. The revolving loan facility of $300,000 is partially collateralized by our investment in a cooperative bank having a book value of $14,695 at September 30, 2001.

     We borrow under our short-term line of credit agreements and our revolving loan agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $89,200 of uncommitted lines of credit all have terms expiring during the next 12 months. The $300,000 revolving loan facility is available through May 1, 2002.

     Unsecured Notes Payable to Insurance Companies
     On both September 30, 2001 and June 30, 2001, we had balances outstanding on unsecured senior note private placements totaling $149,500. We must pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The principal bears interest at fixed rates ranging from 6.55% to 8.72% and the notes have various maturities through December 2012. The note agreements are similar to each other and each contains specific financial covenants that must be complied with by us. As of September 30, 2001, Telmark has complied with all covenants contained in its borrowing agreements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

     Lease-Backed Notes Payable to Insurance Companies
     We have issued lease-backed notes, through two wholly owned special purpose funding subsidiaries, totaling $82,267 and $90,760 at September 30, 2001 and June 30, 2001, respectively.

     The  notes  are   collateralized   by  leases  which  were  sold  to  those
     subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and have various final scheduled maturities ending in December 2008.

     Subordinated Debentures
     We offer subordinated debentures to the public. The debentures are unsecured and are subordinate to all our senior debt. The interest on the debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may be reinvested. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. As of September 30, 2001, $41,544 of debentures were outstanding. Those debentures are due through March 2009 and bear a weighted average interest rate of 8.2%.

     Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. We have been successful in arranging our past financing needs and believe that our current financial arrangements are adequate to meet our foreseeable operating requirements. There can be no assurance, however, that we will be able to obtain future financing in amounts, or on terms, that are favorable to Telmark.

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

NET INCOME
Our net income increased by $600 (24.0%) from $2,500 for the three-month period ended September 30, 2000 to $3,100 in for the three-month period ended September 30, 2001.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Net income                         $3,100            $2,500             600            24.0%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases during this year as compared to last year, and overall lower interest rates on the outstanding debt compared to the prior year, all of which was partially offset by an increase in the provision for credit losses, as discussed below.

TOTAL REVENUES
Total revenues of $22,500 for the three-month period ended September 30, 2001 increased $2,000 (9.8%) as compared to total revenues of $20,500 in the corresponding period of 2000.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Total revenues                     $22,500           $20,500            2,000          9.8%

The increase in our total revenues this year is mostly due to an increase in our average investment in leases and notes, as compared to the prior year, and a higher income rate on the outstanding portfolio. Average net investment in leases and notes for the quarter ended September 30, 2001 compared to the prior year is as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Average net investment             $731,500          $668,300           63,200         9.5%

INTEREST EXPENSE
Total interest expense of $9,500 for the three-month period ended September 30, 2001 increased $100 (1.1%) as compared to interest expense of $9,400 in the corresponding period of 2000.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Interest expense                   $9,500            $9,400             100            1.1%

The increase in our interest expense is due to an increase in the average amount of debt required to finance the increase in the amount of net leases and notes, which was partially offset by lower interest rates on the outstanding debt compared to the prior year.

Average debt for the quarter ended September 30, 2001 compared to the prior year is as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Average debt                       $573,400          $527,900           45,500         8.6%

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATION (CONTINUED)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $5,500 for the three-month period ended September 30, 2001 increased by $300 (5.8%) compared to expenses of $5,200 in the corresponding period of 2000.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Selling, general
         and administrative expenses        $5,500            $5,200             300            5.8%

The increase was  primarily  the result of  additional  personnel  and incentive
costs   relating  to  overall   profitability,   retention  of   business,   and
profitability of new business.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $2,200 for the three-month period ended September 30, 2001 represents an increase of $500 (29.4%) compared to a provision for credit losses of $1,700 in the corresponding period of 2000.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Provision for Credit Losses        $2,200            $1,700             500            29.4%

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At September 30, 2001 the allowance for credit losses was $35,100 compared to $32,600 at September 30, 2000. A summary of the changes in the allowance for credit losses is as follows:

                                            THIS YEAR         LAST YEAR
                                            ---------         ---------
         Balance, June 30                   $ 35,500          $ 32,500
         Provision for credit losses           2,200             1,700
         Charge-offs                          (3,900)           (2,300)
         Recoveries                            1,300               700
                                            ---------         ---------
                  Balance, September 30     $ 35,100          $ 32,600
                                            =========         =========

During 2001 and 2000, the total value of non-earning accounts increased from $5,700 in September 2000 to $6,400 in September 2001, which as a percentage of the lease portfolio remained unchanged at 0.9% for both 2000 and 2001. Additionally, the average level of current accounts for the twelve-months ended September 2001 was 97.3%, which is slightly below with the average level of current accounts during the twelve-months ended September 2000 of 97.5%. Charge-offs net of recoveries were $2,600 for the three-month period ended September 2001 versus $1,600 for the corresponding period of 2000, due to a general weakening in the transportation and forestry sectors. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

PROVISION FOR INCOME TAXES
The provision for income taxes of $2,200 for the three-month period ended September 30, 2001 as compared to $1,700 in the corresponding period of 2000 results in an effective tax rate of 41.3% for each period. Telmark is included in a consolidated federal tax return filed by Agway and through June 30, 2001, the consolidated state tax return of AHI. In Agway's revised corporate structure that was effective July 1, 2001, Telmark will be included in the consolidated state tax return of Agway. Under Telmark's tax sharing agreement with Agway, the provision for income taxes is calculated and billed to Telmark on a separate company basis.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

LIQUIDITY AND CAPITAL RESOURCES
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. We have principally financed our operations, including the growth of our lease portfolio, through borrowings under our lines of credit, private placements of debt with institutional investors and other term debt, subordinated debentures, lease backed notes, principal collections on leases and cash provided from operations.

         CASH IN FLOWS                              THIS YEAR          LAST YEAR
                                                    ---------          ---------
         Cash flows from operations                 $  4,500           $  8,400
         Cash flows from financing                    12,700             15,700
                                                    ---------          ---------
             Total cash in flows                    $ 17,200           $ 24,100
                                                    =========          =========

         CASH OUT FLOWS
         Cash flows from investing                  $(17,200)          $(24,100)
                                                    ---------          ---------
             Total cash out flows                   $(17,200)          $(24,100)
                                                    =========          =========

Virtually all of the cash flows from both operations and financing activities were invested in growth of the lease portfolio. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. In addition, Agway's membership interest in Telmark has been pledged as additional collateral with respect to certain obligations of Agway. While the terms of the pledge generally do not restrict Telmark's operations, Telmark has acknowledged and agreed to the pledge, has agreed to cooperate with Agway's lenders in respect to their rights under the pledge, and has agreed to refrain from creating any lien or encumbrance with respect to the equity of Telmark Subsidiaries. A foreclosure on the pledge following an event of default would result in a change of control, giving Telmark's senior lenders rights to demand repayment of existing outstanding debt. Depending upon the financial markets and Telmark's financial circumstances at that time, if the senior lenders chose to execute those rights, it could have a material adverse effect on Telmark's results of operations, liquidity and financial position. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. See Note 3 to the Condensed Financial Statements "Borrowings."

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivatives or other financial instruments to hedge interest rate risk in our portfolio. The principal cash flow of our debt obligations and related weighted average interest rates by contractual maturity dates have not materially changed since June 30, 2001. Quantitative and Qualitative Disclosures about market risk are contained in Item 7a of our Annual Report on Form 10-K for the year ended June 30, 2001.



                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three-months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TELMARK LLC
                                     (REGISTRANT)


DATE NOVEMBER 12, 2001               BY /S/ DANIEL J. EDINGER
     -----------------                  ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE NOVEMBER 12, 2001               BY /S/ PETER J. O'NEILL
     -----------------                  ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)