Form 10-Q
period 2001-12-31
TELMARK LLC
filed 2002-02-01
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended December 31, 2001
                               -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from                          to
                               -----------------------    ----------------------

Commission file number    33-70732
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
Yes  X       No
    ----    ----

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.

                  Class                         Outstanding at January 30, 2002
--------------------------------                --------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, December 31, 2001 and June 30, 2001........................   3

          Condensed Consolidated Statements of Income and Member's Equity, for the three-months and
          six-months ended December 31, 2001 and 2000.......................................................   4

          Condensed Consolidated Statements of Cash Flows for the six-months
          ended December 31, 2001 and 2000..................................................................   5

          Notes to Condensed Consolidated Financial Statements..............................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................  11


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................  11


SIGNATURES..................................................................................................  13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS



                                                                          December 31,                  June 30,
                                                                              2001                        2001
                                                                         ---------------            ----------------
                                                                           (Unaudited)
Cash.....................................................................$         3,439            $           0
Restricted cash..........................................................         11,956                    8,306

Leases and notes.........................................................        990,501                  984,537
Unearned interest and finance charges....................................       (275,407)                (275,228)
Net deferred origination costs...........................................         15,137                   15,085
                                                                         ---------------            -------------
      Net investment.....................................................        730,231                  724,394
Allowance for credit losses..............................................        (35,867)                 (35,516)
                                                                         ---------------            -------------
      Leases and notes receivable, net...................................        694,364                  688,878

Investments..............................................................         14,695                   14,695
Equipment, net...........................................................          1,342                    1,017
Deferred income taxes....................................................            964                        0
Other assets.............................................................          1,691                    1,700
                                                                         ---------------            -------------
   Total Assets..........................................................$       728,451            $     714,596
                                                                         ===============            =============

                         LIABILITIES AND MEMBER'S EQUITY

Accounts payable.........................................................$         8,728            $       6,839
Payable to Agway Inc. ...................................................          6,468                    5,652
Accrued expenses, including interest of
      $5,787 - December 31, 2001 and $5,562 - June 30, 2001 .............         10,303                   10,315
Deferred income taxes....................................................              0                    1,681
Borrowings under short term bank lines of credit.........................         59,707                   71,138
Borrowings under revolving loan facility.................................        258,400                  215,500
Notes payable............................................................        202,759                  240,260
Subordinated debentures..................................................         50,741                   38,772
                                                                         ---------------            -------------
      Total liabilities..................................................        597,106                  590,157

Commitments & contingencies..............................................
Member's equity..........................................................        131,345                  124,439
                                                                         ---------------            -------------
      Total liabilities and member's equity..............................$       728,451            $     714,596
                                                                         ===============            =============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      Three months ended                          Six months ended
                                                         December 31,                               December 31,
                                             -------------------------------------      -------------------------------------
                                                  2001                  2000                 2001                  2000
                                             ---------------      ----------------      ---------------       ---------------
Revenues:
     Interest and finance charges                    $22,873               $21,092              $44,982               $41,267
     Service fees and other income                       441                   402                  850                   771
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               23,314                21,494               45,832                42,038
Expenses:
     Interest expense                                  9,144                 9,788               18,678                19,157
     Provision for credit losses                       2,762                 2,150                4,967                 3,889
     Selling, general and administrative               4,918                 4,708               10,398                 9,932
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               16,824                16,646               34,043                32,978
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             6,490                 4,848               11,789                 9,060
Provision for income taxes                             2,694                 2,011                4,883                 3,752
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             3,796                 2,837                6,906                 5,308
Member's equity, beginning of period                 127,549               114,744              124,439               112,273
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period                      $131,345              $117,581             $131,345              $117,581
                                             ===============      ================      ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                           Increase (Decrease) in Cash



                                                                                Six-Months Ended December 31,
                                                                                    2001                2000
                                                                                -------------       -------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:...............................  $     11,183       $      11,554
                                                                                -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated........................................................      (121,081)           (135,129)
     Leases repaid............................................................       110,628              97,497
     Purchases of equipment, net .............................................          (428)                  0
                                                                                -------------       -------------

         Net cash flow used in investing activities...........................       (10,881)            (37,632)
                                                                                -------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term bank
          and revolving lines of credit.......................................         2,469              (3,871)
     Proceeds from revolving loan.............................................        48,000              40,200
     Repayment of  revolving loan.............................................       (19,000)            (28,500)
     Proceeds from unsecured notes payable....................................             0              61,000
     Repayment of unsecured notes payable.....................................       (20,000)            (24,000)
     Repayment of lease backed notes..........................................       (17,501)             (9,950)
     Proceeds from sale of subordinated debentures............................        11,969               2,508
     Net increase (decrease) payable to Agway Inc. and subsidiaries...........           850              (1,658)
     Distribution of member's equity..........................................             0              (5,000)
     Net change in restricted cash............................................        (3,650)             (3,765)
                                                                                -------------       -------------


         Net cash flow provided by financing activities.......................         3,137              26,964
                                                                                -------------       -------------

     Net change in cash.......................................................         3,439                 886
     Cash at beginning of period .............................................             0                   0
                                                                                -------------       -------------
     Cash at end of period....................................................  $      3,439        $        886
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2001.

     NOTE 2 - RESTRICTED CASH

     Certain cash accounts amounting to $11,956 and $8,306 at December 31, 2001 and June 30, 2001, respectively, collateralize lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

     NOTE 3 - BORROWINGS

     Lines of Credit and Revolving Loans
     As of December 31, 2001, we had credit facilities available from banks which allow us to borrow up to an aggregate of $449,100. Uncommitted short-term bank line of credit agreements permit borrowing up to $74,100 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed partially collateralized revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. In November 2001, this revolving loan facility was increased from $300,000 to $375,000. The total amount outstanding as of December 31, 2001, under the short-term bank lines of credit and the revolving loan facility was $59,707 and $258,400, respectively. The revolving loan facility of $375,000 is partially collateralized by our investment in a cooperative bank having a book value of $14,695 at December 31, 2001.

     We borrow under our short-term line of credit agreements and our revolving loan agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. We renew our lines of credit annually. The $74,100 of uncommitted lines of credit all have terms expiring during the next 12 months. One of those lines totaling $10,000 expires on January 31, 2002 and will not be renewed. The $375,000 revolving loan facility is available through August 1, 2002.

     Unsecured Notes Payable to Insurance Companies
     On December 31, 2001 and June 30, 2001, we had balances outstanding on unsecured senior note private placements totaling $129,500 and $149,500 respectively. We must pay interest semiannually on each senior note. We pay principal payments on either a semiannual and an annual basis. The principal bears interest at fixed rates ranging from 6.55% to 8.72% and the notes have various maturities through December 2012. The note agreements are similar to each other and each contains specific financial covenants that must be complied with by us. As of December 31, 2001, Telmark has complied with all covenants contained in its borrowing agreements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

     Lease-Backed Notes Payable to Insurance Companies
     We have lease-backed notes, through two wholly owned, fully consolidated, special purpose funding subsidiaries, totaling $73,259 and $90,760 at December 31, 2001 and June 30, 2001, respectively. The notes are collateralized by leases which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and have various final scheduled maturities ending in December 2008.

     Subordinated Debentures
     We offer subordinated debentures to the public on a continuing basis. The debentures are unsecured and are subordinate to all our senior debt. The interest on the debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may, at the holder's option, be reinvested. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. As of December 31, 2001, $50,741 of debentures were outstanding. Those debentures are due through March 2009 and bear a weighted average interest rate of 8.29%.

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

NET INCOME
Our net income for the three-month and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $3,800        $2,800          1,000          35.7%
     Six-months       $6,900        $5,300          1,600          30.2%

The increase was principally due to increased revenue from a larger average outstanding portfolio of leases during this year as compared to last year, and overall lower interest rates on the outstanding debt compared to the prior year, all of which was partially offset by an increase in the provision for credit losses, as discussed below.

TOTAL REVENUES
Total revenues for the three-month and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:


                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $23,300       $21,500          1,800          8.4%
     Six-months       $45,800       $42,000          3,800          9.0%

The increase in our total revenues this year is mostly due to an increase in our average investment in leases and notes, as compared to the prior year, and a higher income rate on the outstanding portfolio. Average net investment in leases and notes for the three-months and six-months ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $737,800      $690,000          47,800        6.9%
     Six-months       $734,000      $678,800          55,200        8.1%

INTEREST EXPENSE
Total interest expense for the three-month and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $(DECREASE)    %(DECREASE)
                      ---------     ---------     -----------    -----------
     Three-months     $ 9,100       $ 9,800           (700)       (7.1%)
     Six-months       $18,700       $19,200           (500)       (2.6%)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
INTEREST EXPENSE (CONTINUED)
The decrease in our interest expense is due to lower interest rates on the outstanding debt compared to the prior year, which was partially offset by an increase in the average amount of debt required to finance the increase in the amount of net leases and notes.

Average debt for the three-month and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $579,500      $548,900          30,600        5.6%
     Six-months       $576,200      $538,500          37,700        7.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three-month and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $ 4,900       $4,700            200           4.3%
     Six-months       $10,400       $9,900            500           5.1%

The increase was  primarily  the result of  additional  personnel  and incentive
costs   relating  to  overall   profitability,   retention  of   business,   and
profitability of new business.

PROVISION FOR CREDIT LOSSES
The provision for credit losses for the three-month and six-month periods ended December 31, 2001 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $2,800        $2,200              600        27.3%
     Six-months       $5,000        $3,900            1,100        28.2%

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At December 31, 2001 the allowance for credit losses was $35,900 compared to $33,100 at December 31, 2000. A summary of the changes in the allowance for credit losses is as follows:

                                          THIS YEAR             LAST YEAR
                                          ----------            ----------
         Balance, June 30                 $ 35,500              $ 32,500
         Provision for credit losses         5,000                 3,900
         Charge-offs                        (7,800)               (4,600)
         Recoveries                          3,200                 1,300
                                          ----------            ----------
                  Balance, December 31    $ 35,900              $ 33,100
                                          ==========            ==========

During 2001 and 2000, the total amount of non-earning accounts increased from $5,200 in December 2000 to $7,400 in December 2001, which as a percentage of the lease portfolio increased from 0.8% in 2000 to 1.0% in 2001. Additionally, the average level of current accounts for the twelve-months ended December 2001 was 97.3%, which is slightly below the average level of current accounts during the twelve-months ended December 2000 of 97.5%. Charge- offs net of recoveries were $4,600 for the six-month period ended December 2001 versus $3,300 for the corresponding period of 2000, due, in part, to a general weakening in the transportation and forestry sectors. The allowance for credit losses is established at a level management believes is sufficient to cover estimated losses in the portfolio.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
PROVISION FOR INCOME TAXES (CONTINUED)
The provision for income taxes of $4,900 for the six-month period ended December 31, 2001 as compared to $3,800 in the corresponding period of 2000 results in an effective tax rate of 41.4% for each period. Telmark is currently included in consolidated federal and state tax returns filed by Agway. Under Telmark's tax sharing agreement with Agway, the provision for income taxes is calculated and billed to Telmark as if it were on a separate company basis.

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

                                                  FIRST SIX-MONTHS
                                          ---------------------------------
         CASH IN FLOWS                     THIS YEAR            LAST YEAR
                                          ----------            ----------

         Cash flows from operations        $ 11,200              $ 11,600
         Cash flows from financing            3,100                26,900
                                          ----------            ----------
             Total cash in flows             14,300              $ 38,500
                                          ----------            ----------

         CASH OUT FLOWS
         Cash flows from investing        ($ 10,900)             ($37,600)
                                          ----------            ----------
             Total cash out flows         ($ 10,900)             ($37,600)
                                          ----------            ----------

         NET CHANGE IN CASH                $  3,400               $   900

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivatives or other financial instruments to hedge interest rate risk in our portfolio. The principal cash flow of our debt obligations and related weighted average interest rates by contractual maturity dates for long-term borrowings have not materially changed since June 30, 2001. Quantitative and Qualitative Disclosures about market risk are contained in Item 7a of our Annual Report on Form 10-K for the year ended June 30, 2001.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         ITEM 6 (A)   EXHIBITS REQUIRED BY SECURITIES  AND  EXCHANGE  COMMISSION
                      REGULATION S-K

                      THE FOLLOWING REQUIRED EXHIBITS ARE EITHER ATTACHED HERETO OR ARE HEREBY INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REGISTRATION STATEMENTS ON FORM S-1 OR THE APPLICABLE FORM 10-K, 10-Q, OR 8-K FILED AS SPECIFIED.

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

                      LIMITED LIABILITY COMPANY AGREEMENT

                      3(d) - Operating agreement of Telmark LLC  dated  July  1,
                             1998, filed by reference to Item 14 f the Annual Report (Form 10-K) dated August 21, 1998.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         ITEM 6 (A)   EXHIBITS REQUIRED BY SECURITIES  AND  EXCHANGE  COMMISSION
                      REGULATION S-K (CONTINUED)

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

         ITEM 6 (B)   REPORTS ON FORM 8-K
                      The Company did not file any reports on Form 8-K during the three-months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELMARK LLC
                                     (REGISTRANT)


DATE   JANUARY 30, 2002              BY /S/DANIEL J. EDINGER
      -------------------               ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE   JANUARY 30, 2002              BY /S/PETER J. O'NEILL
      -------------------               ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)