Form 10-Q
period 2002-03-31
TELMARK LLC
filed 2002-05-15
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 2002
                               --------------

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
Yes   X    No
    -----     ------

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.


          Class                                    Outstanding at April 30, 2002
----------------------------                       -----------------------------
   Membership Certificate                                        One


* Telmark is a direct wholly owned subsidiary of Agway, Inc., which is a reporting Company under the Securities Exchange Act of 1934, and meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, March 31, 2002 and June 30, 2001...........................   3

          Condensed Consolidated Statements of Income and Member's Equity, for the three-months and
          nine-months ended March 31, 2002 and 2001.........................................................   4

          Condensed Consolidated Statements of Cash Flows for the nine-months
          ended March 31, 2002 and 2001.....................................................................   5

          Notes to Condensed Consolidated Financial Statements..............................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................  11


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................  11


SIGNATURES..................................................................................................  13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                            March 31,           June 30,
                                                                              2002                2001
                                                                         ---------------     ---------------
                                                                           (Unaudited)
Restricted cash..........................................................$    6,881          $      8,306

Leases and notes.........................................................   990,787               984,537
Unearned interest and finance charges....................................  (273,879)             (275,228)
Net deferred origination costs...........................................    15,263                15,085
                                                                         ---------------     ---------------
      Net investment.....................................................   732,171               724,394
Allowance for credit losses............................................ .   (36,119)              (35,516)
                                                                         ---------------     ---------------
      Leases and notes receivable, net...................................   696,052               688,878

Investments..............................................................    15,784                14,695
Equipment, net...........................................................     1,482                 1,017
Other assets.............................................................     1,855                 1,700
                                                                         ---------------     ---------------
   Total Assets..........................................................$  722,054          $    714,596
                                                                         ===============     ===============

                         LIABILITIES AND MEMBER'S EQUITY

Accounts payable.........................................................$    8,018          $      6,839
Payable to Agway Inc. ...................................................     3,630                 5,652
Accrued expenses, including interest of
      $8,318 - March 31, 2002 and $5,562 - June 30, 2001 ................    14,084                10,315
Deferred income taxes....................................................     3,118                 1,681
Borrowings under short term bank lines of credit.........................    51,298                71,138
Borrowings under revolving loan facility.................................   265,000               215,500
Notes payable............................................................   189,656               240,260
Subordinated debentures..................................................    51,817                38,772
                                                                         ---------------     ---------------
      Total liabilities..................................................   586,621               590,157

Commitments & contingencies..............................................
Member's equity..........................................................   135,433               124,439
                                                                         ---------------     ---------------

      Total liabilities and member's equity..............................$  722,054             $ 714,596
                                                                         ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                      Three months ended                          Nine months ended
                                                          March 31,                                   March 31,
                                             -------------------------------------      -------------------------------------
                                                  2002                  2001                 2002                  2001
                                             ---------------      ----------------      ---------------       ---------------
Revenues:
     Interest and finance charges            $        21,579      $         21,095      $        66,561       $        62,362
     Service fees and other income                       502                   489                1,352                 1,260
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               22,081                21,584               67,913                63,622
Expenses:
     Interest expense                                  6,826                 8,555               25,504                27,712
     Provision for credit losses                       2,640                 2,086                7,607                 5,975
     Selling, general and administrative               5,611                 4,658               16,009                14,590
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               15,077                15,299               49,120                48,277
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             7,004                 6,285               18,793                15,345

Provision for income taxes                             2,916                 2,629                7,799                 6,381
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             4,088                 3,656               10,994                 8,964

Member's equity, beginning of period                 131,345               117,581              124,439               112,273
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period               $       135,433      $        121,237      $       135,433              $121,237
                                             ===============      ================      ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                           Increase (Decrease) in Cash





                                                                                   Nine-Months Ended March 31,
                                                                                    2002                2001
                                                                                -------------       -------------

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:...............................  $     21,245        $     24,497
                                                                                -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated........................................................      (180,343)           (195,021)
     Leases repaid............................................................       165,562             151,662
     Purchases of equipment, net .............................................          (668)               (432)
                                                                                -------------       -------------
         Net cash flow used in investing activities...........................       (15,449)            (43,791)
                                                                                -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term bank
          and revolving lines of credit.......................................           660               6,689
     Proceeds from revolving loan.............................................        48,000              85,200
     Repayment of  revolving loan.............................................       (19,000)            (88,700)
     Proceeds from unsecured notes payable....................................             0              61,000
     Repayment of unsecured notes payable.....................................       (20,000)            (24,000)
     Repayment of lease backed notes..........................................       (30,604)            (19,335)
     Proceeds from sale of subordinated debentures............................        13,045               3,300
     Net increase (decrease) payable to Agway Inc. and subsidiaries...........           678              (1,729)
     Distribution of member's equity..........................................             0              (5,000)
     Net change in restricted cash............................................         1,425               1,869
                                                                                -------------       -------------

         Net cash flow provided by (used in) financing activities.............        (5,796)             19,294
                                                                                -------------       -------------

     Net change in cash.......................................................             0                   0
     Cash at beginning of period .............................................             0                   0
                                                                                -------------       -------------
     Cash at end of period....................................................  $          0        $          0
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Telmark LLC ("Telmark") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2001.

     On March 6, 2002, Agway Inc. ("Agway"), the owner of 100% of the equity of Telmark, announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. Agway has retained the investment banking firm Goldman, Sachs & Co. to assist in pursuing a sale transaction.

     NOTE 2 - RESTRICTED CASH

     Certain cash accounts amounting to $6,881 and $8,306 at March 31, 2002 and June 30, 2001, respectively, collateralize lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

     NOTE 3 - BORROWINGS

     Lines of Credit and Revolving Loans
     As of March 31, 2002, we had credit facilities available from banks which allow us to borrow up to an aggregate of $429,100. Uncommitted short-term bank line of credit agreements permit borrowing up to $54,100 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. The amount of short term lines available at March 31, 2002 represents a decrease of $35,200 from the amount ($89,300) available at June 30, 2001. This decrease resulted from non-renewal of certain lines of credit for reasons unrelated to the Company's financial condition (e.g. based on the relatively small amount of related business the Company does with the relevant bank). A committed partially collateralized revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. In November 2001, this revolving loan facility was increased from $300,000 to $375,000. The total amount outstanding as of March 31, 2002, under the short-term bank lines of credit and the revolving loan facility was $51,298 and $265,000,
     respectively.   The  revolving  loan  facility  of  $375,000  is  partially collateralized by our investment in the cooperative bank providing the facility; that investment had a book value of $15,784 at March 31, 2002.

     We borrow under our short-term line of credit agreements and our revolving loan agreement from time to time to fund our operations. Short-term debt provides us with interim financing between the issuances of long-term debt. In addition, in consideration of the potential sale of the business, management made a decision to use short-term debt through a potential closing date instead of pursuing an issuance of additional long-term debt. We normally renew our lines of credit annually. However, since the previously mentioned announcement of Agway's intention to pursue the sale of Telmark, continuing lenders have shortened their renewal periods to expire in six-months or less. The $54,100 of uncommitted lines of credit all have terms expiring during the next 12 months. The $375,000 revolving loan facility is available through August 1, 2002.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

     Unsecured Notes Payable to Insurance Companies
     On March 31, 2002 and June 30, 2001, we had balances outstanding on unsecured senior note private placements totaling $129,500 and $149,500 respectively. We must pay interest semiannually on each senior note. We pay principal payments on either a semiannual or an annual basis. The principal bears interest at fixed rates ranging from 6.55% to 8.72% and the notes have various maturities through December 2012. The note agreements are similar to each other and each contains specific financial covenants that must be complied with by us. As of March 31, 2002, Telmark has complied with all covenants contained in its borrowing agreements.

     Lease-Backed Notes Payable to Insurance Companies
     We have lease-backed notes, through two wholly owned, fully consolidated, special purpose funding subsidiaries, totaling $60,156 and $90,760 at March 31, 2002 and June 30, 2001, respectively. The notes are collateralized by leases which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and have various final scheduled maturities ending in December 2008.

     Subordinated Debentures
     We have historically offered subordinated debentures to the public on a continuous basis. The debentures are unsecured and are subordinate to all our senior debt. The interest on the debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may, at the holder's option, be reinvested. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. As of March 31, 2002, $51,817 of debentures were outstanding. Those debentures are due through March 2009 and bear a weighted average interest rate of 8.23%.

     In anticipation of the possible sale of Telmark, effective as of March 6, 2002, Telmark ceased issuing debentures to the public, other than pursuant to the interest reinvestment option of the debentures. Under that option, debenture holders may elect to receive interest on debentures either in cash or in the form of additional principal on the debentures. However, once a debenture reaches maturity, the holder will not be permitted to invest the proceeds in additional debentures.

     Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. We have been successful in arranging our past financing needs and believe that our current financial arrangements are adequate to meet our foreseeable operating requirements. There can be no assurance, however, that we will be able to obtain future financing in amounts, or on terms, that are favorable to Telmark. At this stage, the impact, if any, of a change of control of Telmark on its outstanding borrowings cannot be predicted. However, if Agway is successful in finding a buyer for Telmark, such buyer might change the operations and capital structure of Telmark. In particular, a buyer may have different financing needs than Telmark currently has or may have available to it lower-cost financing alternatives than those currently available to Telmark. As a result, a buyer might replace some or all of Telmark's sources of capital, which could involve redeeming outstanding debentures and repaying outstanding debt in accordance with their terms.

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

NET INCOME
Our net income for the three-month and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:


                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $ 4,100       $3,700            400           10.8%
     Nine-months      $11,000       $9,000          2,000           22.2%

The increase was principally due to increased revenue from a larger average outstanding portfolio of leases during this year as compared to last year, and overall lower interest rates on the outstanding debt compared to the prior year, all of which was partially offset by an increase in the provision for credit losses, as discussed below.

TOTAL REVENUES
Total revenues for the three-month and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:


                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $22,100       $21,600           500            2.3%
     Nine-months      $67,900       $63,600         4,300            6.8%

The increase in our total revenues this year is mostly due to an increase in our average investment in leases and notes, as compared to the prior year, offset by a lower average income rate on the outstanding portfolio. Average net investment in leases and notes for the three-months and nine-months ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $729,400      $692,700       36,700            5.3%
     Nine-months      $732,600      $682,900       49,700            7.3%

INTEREST EXPENSE
Total interest expense for the three-month and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $(DECREASE)    %(DECREASE)
                      ---------     ---------     ----------     ----------
     Three-months     $ 6,800       $ 8,600         (1,800)        (20.9%)
     Nine-months      $25,500       $27,700         (2,200)        ( 7.9%)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
INTEREST EXPENSE (CONTINUED)
The decrease in our interest expense is due to lower average interest rates on the outstanding debt compared to the prior year, which was partially offset by an increase in the average amount of debt required to finance the increase in the amount of net leases and notes.

Average debt for the three-month and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $563,700      $545,100        18,600          3.4%
     Nine-months      $571,600      $539,600        32,000          5.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three-month and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $ 5,600       $ 4,700           900           19.1%
     Nine-months      $16,000       $14,600         1,400            9.6%

The increase was primarily the result of higher information services expenses due to the implementation of a new lease accounting system, and additional personnel and incentive costs relating to overall profitability, retention of business, and profitability of new business.

PROVISION FOR CREDIT LOSSES
The provision for credit losses for the three-month and nine-month periods ended March 31, 2002 compared to the corresponding periods of the prior year are as follows:

                      THIS YEAR     LAST YEAR     $ INCREASE     % INCREASE
                      ---------     ---------     ----------     ----------
     Three-months     $2,600        $2,100            500           23.8%
     Nine-months      $7,600        $6,000          1,600           26.7%

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At March 31, 2002 the allowance for credit losses was $36,100 compared to $33,700 at March 31, 2001. A summary of the changes in the allowance for credit losses is as follows:

                                          THIS YEAR           LAST YEAR
                                          ----------          ----------
         Balance, June 30                 $ 35,500            $ 32,500
         Provision for credit losses         7,600               6,000
         Charge-offs                       (11,700)             (7,500)
         Recoveries                          4,700               2,700
                                          ----------          ----------
                  Balance, March 31       $ 36,100            $ 33,700
                                          ==========          ==========

During 2002 and 2001, the total amount of non-earning accounts increased from $5,100 in March 2001 to $8,300 in March 2002, which as a percentage of the lease portfolio increased from 0.8% in 2001 to 1.1% in 2002. Additionally, the average level of current accounts for the twelve-months ended March 2002 was 97.3%, which is slightly below the average level of current accounts during the twelve-months ended March 2001 of 97.4%. Charge-offs net of recoveries were $7,000 for the nine-month period ended March 2002 versus $4,800 for the corresponding period of 2001, due, in part, to a general weakening in the transportation and forestry sectors. The allowance for credit losses is established at a level management believes is sufficient to cover estimated losses in the portfolio.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
PROVISION FOR INCOME TAXES
The provision for income taxes of $7,800 for the nine-month period ended March 31, 2002 as compared to $6,400 in the corresponding period of 2001 results in an effective tax rate of 41.5% for each period. Telmark is currently included in consolidated federal and state tax returns filed by Agway. Under Telmark's tax sharing agreement with Agway, the provision for income taxes is calculated and billed to Telmark as if it paid taxes on a separate company basis.

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
                                                        FIRST NINE-MONTHS
         CASH IN FLOWS                           THIS YEAR          LAST YEAR
                                                 ----------         ----------
         Cash flows from operations               $ 21,200           $ 24,500
         Cash flows from financing                       0             19,300
                                                 ----------         ----------
             Total cash in flows                  $ 21,200           $ 43,800
                                                 ==========         ==========
         CASH OUT FLOWS
         Cash flows from financing               ($ 5,800)           $     0
         Cash flows from investing               ($15,400)          ($43,800)
                                                 ----------         ----------
             Total cash out flows                ($21,200)          ($43,800)
                                                 ==========         ==========

         NET CHANGE IN CASH                       $     0            $     0

Virtually all of the cash flows from operations were invested in growth of the lease portfolio and repayment of debt. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. We have been successful in arranging our past financing needs and believe that our current financial arrangements are adequate to meet our foreseeable operating requirements. There can be no assurance, however, that we will be able to obtain future financing in amounts, or on terms, that are favorable to Telmark. Our inability to obtain adequate financing would have a material adverse effect on our operations.

On March 6, 2002, Agway, the owner of 100% of the equity of Telmark, announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. Agway has retained the investment banking firm Goldman, Sachs & Co. to assist in pursuing a sale transaction. The impact, if any, of a change of control of Telmark on its outstanding borrowings cannot be predicted. However, if Agway is successful in finding a buyer for Telmark, such buyer might change the operations and capital structure of Telmark. In particular, a buyer may have different financing needs than Telmark currently has or may have available to it lower-cost financing alternatives than those currently available to Telmark. As a result, a buyer might replace some or all of Telmark's sources of capital, which could involve redeeming outstanding debentures and repaying outstanding debt in accordance with their terms.

See Note 3 to the Condensed Financial Statements "Borrowings."

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

                      LIMITED LIABILITY COMPANY AGREEMENT

                      3(d) - Limited  Liability  Company  Agreement  of  Telmark
                             LLC dated July 1, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

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

         ITEM 6 (A)   EXHIBITS REQUIRED BY SECURITIES  AND  EXCHANGE  COMMISSION
                      REGULATION S-K (CONTINUED)

                      INSTRUMENT  DEFINING  THE  RIGHTS  OF  SECURITY   HOLDERS,
                      INCLUDING INDENTURES (CONTINUED)

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

         ITEM 6 (B)   REPORTS ON FORM 8-K
                      The Company filed a Current Report on Form 8-K on March 6,
                      2002 to announce that Agway, the owner of 100% of the equity of Telmark, intended to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TELMARK LLC
                                     (REGISTRANT)


DATE   May 14, 2002                  BY /S/DANIEL J. EDINGER
      -------------------               ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE   May 14, 2002                  BY /S/PETER J. O'NEILL
      -------------------               ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)