Form 10-K
period 2002-06-30
TELMARK LLC
filed 2002-09-30
CIK 914028

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--     ACT OF 1934
For the fiscal year ended June 30, 2002
                                       OR
       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
--     EXCHANGE ACT OF 1934
         For the transition period from                 to
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

                                         X
                                        ---     ---
                                        Yes      No

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE OF PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                             ---

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT SEPTEMBER 27, 2002 .
                                         --------------------
                                                             ZERO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S EQUITY SECURITIES, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                             OUTSTANDING AT SEPTEMBER 27, 2002
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 2002
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                              CROSS-REFERENCE SHEET


                                     PART I
                                                                                                                 Page
Item 1. & 2.   Business and Properties............................................................................ 3
Item 3.        Legal Proceedings.................................................................................. 6
Item 4.        Submission of Matters to Vote of Security Holders.................................................. 6


                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related Membership Matters........................... 7
Item 6.        Selected Financial Data............................................................................ 7
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 7
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.........................................15
Item 8.        Financial Statements...............................................................................16
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............30


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.................................................31
Item 11.       Executive Compensation.............................................................................32
Item 12.       Security Ownership of Certain Beneficial Owners and Management.....................................36
Item 13.       Certain Relationships and Related Transactions.....................................................36


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................37

               Signatures.........................................................................................39

               Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the Exchange Act of 1934..........40

                                     PART I

ITEM 1. & 2.  BUSINESS AND PROPERTIES

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Telmark. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and make them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "intend" and "anticipate" and similar expressions identify forward-looking statements.

Telmark LLC ("Telmark," "we," "our," "us" or "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company that was formed solely to carry on the business of Telmark in limited liability company, rather than corporate, form. We are a direct wholly owned subsidiary of Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States, in terms of revenues, based on a 1999 Co-op 100 Index produced by the National Cooperative Bank. Prior to July 1, 2001, we were a direct wholly owned subsidiary of Agway Holdings Inc. ("AHI"), an indirect subsidiary of Agway. Effective July 1, 2001, Agway simplified its corporate structure by merging AHI into Agway and assuming all assets and liabilities of AHI.

On March 6, 2002, Agway announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. On May 23, 2002, Agway announced that, after lengthy negotiations, Agway and a potential buyer were unable to reach final agreement on a sale of Telmark. Goldman Sachs & Co. is continuing to assist Agway in exploring strategic alternatives involving Telmark. At this stage, we cannot predict with any certainty when or if any such strategic alternative will be consummated. However, consummation of one or more strategic alternatives could result in a change of control of the Company.

Agway's membership interest in Telmark has been pledged to certain of Agway's lenders in order to secure Agway's obligations to those lenders. Agway, simultaneously with this filing, will announce its intention to voluntarily file petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2002. This filing WILL NOT include Telmark LLC. Telmark is separately financed and does not guarantee any debt of Agway Inc. Telmark and Agway have certain business arrangements, including leases which we do not expect to be impacted by this filing. While we have no reason to expect Agway's intended Bankruptcy filing will have a material effect on Telmark, the ultimate impact, if any, on Telmark's business, financial condition, and results of operation cannot be determined at this time. Telmark has had another financially successful year. For more information on the operations of Telmark see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Telmark is subject to certain informational reporting requirements of the Securities Exchange Act of 1934 and in accordance with those rules, files reports and other information with the Commission. Reports filed with the Commission can be inspected at the Public Reference Section of the Commission at 450 Fifth Street N.W., Washington D.C. 20549 and at the regional office of the Commission at 233 Broadway, New York, New York 10279. Copies of the materials can be obtained from the Commission at prescribed rates. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access Telmark's reports filed on the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system by going to the Commission's website at www.sec.gov.

Our operations are comprised almost exclusively of direct finance leasing of agricultural related equipment, vehicles and buildings. We also provide retail installment loans to customers on a very limited basis. Our leases offer customers an alternative to directly purchasing or borrowing to purchase as a means of acquiring the use of equipment, vehicles or buildings.

        o        We  brand  our  leasing   service  as Agrilease(R)  and Telease
                 Financial Services(R).
        o We highlight our service-oriented approach in advertisements and product brochures.

We have over 17,000 customers, most of whom are in the dairy, forestry, crops, and transportation industries. We operate throughout the continental United States and Canada. Our customers are primarily farmers and other rural businesses as well as manufacturers and independent dealers who serve the agricultural marketplace. As of June 30, 2002, we had total assets of $741,819 and an average net investment in leases and notes of $736,000 for the year ended June 30, 2002. See Item 8, "Financial Statements".

We compete with finance affiliates of equipment manufacturers, agricultural financial institutions, other independent finance and leasing companies, and commercial banks. Many of these organizations have substantial financial and other resources and consequently are able to compete on a long-term basis within the market segment which we serve.

The sales force are all Telmark employees working under the direction of regional managers. They call on customers and vendors, solicit leads, prepare documentation and close transactions. There are 84 sales representatives located in 33 states. The captive sales force is the primary distribution channel for Telmark's lease finance products.

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

Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 68% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 2002, the largest concentration was in crops enterprises which represented 19% of the portfolio, dairy enterprises which represented 15% of the portfolio, transportation enterprises which represented 11% of the portfolio, and wood products enterprises which represented 9% of the portfolio. At June 30, 2002, approximately 42% of our net lease investment was in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could have a corresponding adverse effect on the collectibility of our lease receivables.

We offer a variety of lease financing packages, with varying payment schedules on a monthly, quarterly, semiannual or annual basis, depending on the expected timing of customer cash flows, customer credit quality, and the customer's individual preferences.

With a direct finance lease, our customers have use of the leased property over a specified term for a periodic rental charge: i.e., the lease payment. Customers make lease payments in advance. In most cases, at least two months of the lease payments are collected before the lease starts. We require the advance payment to provide protection in the event of default on the lease.

We offer most of the direct finance leases for a period which is less than our estimate of the useful life of the equipment, vehicle, or the building leased.

        o We typically offer equipment and vehicle leases for a period of 3 to 6 years, and generally not more than 8 years.
        o We typically offer building leases for longer terms than for equipment leases (e.g., 5 to 15 years), generally up to maximum terms of 15 years.

As of June 30, 2002, our outstanding leases had an average original term of approximately 5.8 years and average remaining term of approximately 4.7 years.

Generally, the customer selects the supplier of the equipment or other property to be leased and we are not responsible for its suitability, performance, life, or any other characteristics. Our primary responsibility is to buy the property from the supplier, lease it to the customers, and collect the lease payments. For a large number of our lease contracts, we have agreed to indemnify customers if certain adverse tax consequences arise or are alleged in connection with a lease. While we cannot predict our liability under these indemnification provisions, we believe that our liability is remote and the net effect of any liability would not be material.

Telmark has internal credit approval policies that must be followed prior to entering into any lease transaction. The required procedures vary by kind and size of transaction. We set credit approval limits based on the total amount of leases outstanding with the customer. We assign lease approval authority to members of management depending on position, training, and experience, as well as the type and size of the lease in question. However, Telmark's Board of Directors must approve all lease amounts exceeding $1.5 million. After a Telmark field representative completes a financial application, we conduct a thorough credit approval process.

Telmark retains title to the equipment or building leased. In addition, where appropriate, Telmark obtains a lien on certain other property of the customer as collateral for payments under a lease (e.g. a lien on the real estate owned by the customer as collateral for payments under a building lease). In addition, we often intervene in potential default scenarios and work with the customer to return the lease to current status. We maintain monthly delinquency reports to monitor leases that have been delinquent for over 30 days, as well as non-earning leases. Generally, accounts past due at least 120 days, as well as accounts in foreclosure or bankruptcy, are transferred to non-earning status. The potential losses from non-earning leases are partly offset by our ability to repossess leased property and to foreclose on other property in which we have been granted a security interest. Accounts are generally written off at the earlier of the time they are determined to be uncollectible or when they become one year past due.

Although we retain title to the leased property, our customers are responsible for insurance, repairs, maintenance, service, and property taxes relating to the leased property. In many cases, we pay certain costs (e.g., property taxes) and bill the customer for the appropriate amount. At the expiration of the direct finance lease term, the lessee has an option to:

        o        purchase the leased property,
        o        renew the lease, or
        o        return the leased property to us.

Historically, in most of our lease transactions, the lessee has purchased the leased property or equipment upon termination of the lease at the price we determined to constitute fair market value of the property.

We may not be able to collect lease payments under a variety of circumstances, including:

        o        Bankruptcy of the customer;
        o        Defaults by customer; or
        o        Contract disputes between customers and suppliers.

The ultimate collectibility of amounts due under our leases is directly dependent upon the creditworthiness of our customers, the credit practices we use to evaluate that creditworthiness, and the steps we take to protect our ability to collect amounts due and/or take back the leased property. Although we follow our credit policies and establish reserves for bad debts, there are other factors that could significantly impact a customer's ability to pay and, consequently, affect our lease collection experience and our earnings. Additional factors that might impact our ability to collect lease payments are:

        o        Changes in general economic conditions;
        o Changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely affect the level of income of our customers;
        o        Adverse  weather-related  conditions that negatively impact the agricultural productivity and income of customers; and
        o        Oversupply of, or reduced  demand for, agricultural commodities produced by our customers.
                                        5

We report our financial results in only one segment. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8, Financial Statements. We realize net earnings if revenues from our leases exceed our operating expenses and income taxes.

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

We lease all of our office space from Agway. We do not own any of the real property we use for office facilities. As of August 29, 2002, Telmark had 226 employees.

As noted above, we are a direct wholly owned subsidiary of Agway. On September 14, 2001, Agway pledged its membership interest in Telmark as additional collateral under an asset-based credit agreement Agway has with certain lenders. In the event Agway defaults on its obligations under this credit agreement, Agway lenders could choose among the remedies available to them, to foreclose on the Telmark membership interest pledged as security, which would result in a change of control of Telmark. Agway has previously disclosed that it has violated certain of the financial covenants in that credit agreement and is likely to violate those covenants in the future. However, it is expected that Agway's credit agreement will be replaced with Debtor-in-Possession financing with its existing lender group pending approval of the Bankruptcy Court. While this new Agway credit agreement continues to include a pledge of Telmark stock as collateral, Agway has indicated to Telmark that it believes the covenants as revised are appropriate to Agway's current circumstances. Foreclosure on the Telmark stock would require a default under the new Agway Debtor-in-Possession facility. While there can be no assurances, the possibility of foreclosure is considered remote. Also as noted above, Agway is currently pursuing strategic alternatives involving Telmark, which could also result in a change of control of Telmark. The impact of a change in control of Telmark cannot be determined at this time and would depend upon the circumstances relating to the change in control and the decisions made by the future owner and certain of the Company lenders and financing sources in connection with a change in control and future operations of the company. See the Liquidity and Capital Resources Section of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

 We have three wholly owned subsidiaries:

        o        Telease Financial Services, Ltd.;
        o        Telmark Lease Funding II, LLC; and
        o        Telmark Lease Funding III, LLC.

Telease Financial Services, Ltd. is a Canadian Corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding II, LLC, and Telmark Lease Funding III, LLC were established solely to enable the lease securitization financings entered into in 1999 and 2000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any litigation or legal proceedings pending, or to the best of our knowledge threatened, which, in the opinion of management, individually or in the aggregate, would have a material adverse affect on our results of operations, financial position, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not required.

                                     PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERSHIP MATTERS (THOUSANDS OF DOLLARS)
Effective July 1, 1998, Telmark Inc's. common stock was cancelled by virtue of the merger of Telmark Inc. with and into Telmark LLC, with Telmark LLC being the surviving entity in the merger. We have one limited liability company membership interest outstanding, which is directly and wholly owned by Agway. See Item 1 and 2 for discussion of the merger of AHI into Agway, the pledge of Telmark's membership interest by Agway and the status of Agway's divestment process announced on March 6, 2002. There is no public market for the membership interest and we do not expect one to develop. In the fiscal years ended June 30, 2002 and 2000, distributions of $10,000 and $5,000 respectively, in member's equity were declared. During the year ended June 30, 2001, there was no distribution of member's equity declared. Under a loan covenant, distributions of member equity are prohibited to the extent they exceed 50% of net income for the period beginning on July 1, 2000, through the date of determination, inclusive. As of June 30, 2002, $3,100 of member's equity was free of this restriction. Telmark does not have a formal distribution policy and generally makes permissible distributions when and if requested by its parent, Agway.

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

2002 COMPARED TO 2001.
NET INCOME
Our net income increased by $2,100 (17.2%) from $12,200 in 2001 to $14,300 in 2002.

                                            FY 2002           FY 2001           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Net income                         $14,300           $12,200           2,100            17.2%

The increase was principally due to increased revenue from a larger outstanding portfolio of leases during 2002 as compared to 2001, and overall lower interest rates on the outstanding debt compared to the prior year, all of which was partially offset by an increase in selling, general and administrative expenses and an increase in the provision for credit losses, as discussed below.

TOTAL REVENUES
Total revenues of $90,200 in 2002 increased $4,000 (4.6%) as compared to total revenues of $86,200 in 2001.

                                            FY 2002           FY 2001           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Total revenues                     $90,200           $86,200           4,000            4.6%

The increase in our total revenues this year is mostly due to an increase in our average investment in leases and notes, as compared to the prior year, partly offset by a lower average income rate on the outstanding portfolio. Average net investment in leases and notes for the fiscal year ended June 30, 2002 compared to the prior year is as follows:

                                            FY 2002           FY 2001           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Average net investment             $736,000          $691,200          44,800           6.5%

INTEREST EXPENSE
Total interest expense of $33,900 decreased $3,000 (8.1%) as compared to interest expense of $36,900 in 2001.

                                            FY 2002           FY 2001           ($ DECREASE)     (% DECREASE)
                                            -------           -------           ------------     ------------
         Interest expense                   $33,900           $36,900           (3,000)          (8.1%)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)
INTEREST EXPENSE (CONTINUED)
The decrease in our interest expense is due to lower average interest rates on the outstanding debt compared to the prior year, which was partially offset by an increase in the average amount of debt required to finance the increase in the amount of net leases and notes.

Average debt for the fiscal year ended June 30, 2002 compared to the prior year is as follows:

                                            FY 2002           FY 2001           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Average debt                       $572,300          $544,700          27,600           5.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $21,700 in 2002 increased by $3,200 (17.3%) compared to expenses of $18,500 in 2001.

                                            FY 2002           FY 2001           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Selling, general
         and administrative expenses        $21,700           $18,500           3,200            17.3%

The increase was primarily the result of higher information services expenses due to costs associated with the implementation of a new lease accounting system, and additional personnel and incentive costs relating to overall profitability, retention of business, and profitability of new business.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $10,000 in 2002 represents an increase of $500 (5.3%) compared to a provision for credit losses of $9,500 in 2001.

                                            FY 2002           FY 2001           $ INCREASE       % INCREASE
                                            -------           -------           ----------       ----------
         Provision for Credit Losses        $10,000           $9,500            500              5.3%

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 30, 2002 the allowance for credit losses was $37,100 compared to $35,500 at June 30, 2001. In establishing our allowance for credit losses, no special consideration was given to the credit worthiness of Agway, because we expect that payment on the leases will continue to be made in the ordinary course. A summary of the changes in the allowance for credit losses is as follows:
                                            FY 2002             FY 2001
                                            --------            --------
         Balance, beginning of year         $ 35,500            $ 32,500
         Provision for credit losses          10,000               9,500
         Charge-offs                         (14,800)             (9,900)
         Recoveries                            6,400               3,400
                                            --------            --------
                  Balance, end of year      $ 37,100            $ 35,500
                                            ========            ========
During 2002 and 2001, the total value of non-earning accounts increased from $6,400 in 2001 to $7,400 in 2002 which as a percentage of the lease portfolio increased from 0.9% in 2001 to 1.0% in 2002. Additionally, the average level of current accounts for 2002 was 97.3%, which is slightly below the average level of current accounts during 2001 of 97.4%. Charge-offs net of recoveries were $8,400 in 2002 versus $6,500 for 2001, due in part to a general weakening in the transportation and forestry sectors. The allowance for credit losses is established at a level management believes is sufficient to cover estimated losses in the portfolio.

PROVISION FOR INCOME TAXES
The provision for income taxes of $10,300 in 2002 as compared to $9,100 in 2001 results in an effective tax of 41.7% and 42.7%, respectively. Telmark is currently included in consolidated federal and state tax returns filed by Agway. Under Telmark's tax sharing arrangement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)
2001 COMPARED TO 2000.

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

PROVISION FOR INCOME TAXES
The provision for income taxes of $9,100 in 2001 as compared to $8,400 in 2000 results in an effective tax of 42.7% and 41.6%, respectively. Telmark is included in a consolidated federal tax return filed by Agway and through June 30, 2001, the consolidated state tax return of AHI. In Agway's revised corporate structure, Telmark will be included in the consolidated state tax return of Agway. Under Telmark's tax sharing arrangement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis.

LIQUIDITY AND CAPITAL RESOURCES
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. We have principally financed our operations, including the growth of our lease portfolio, through borrowings under our lines of credit, private placements of debt with institutional investors, other term debt, subordinated debentures, lease-backed notes, principal collections on leases and cash provided from operations. Total assets have grown at an average annual rate of 10% over the past five years. Our liability to equity ratio increased from 4.7 in 2001 to 4.8 in 2002.
                                        FY 2002        FY 2001          FY 2000
                                       ---------      ---------        ---------

         CASH IN FLOWS
         Cash flows from operations    $ 26,900       $ 29,700         $ 24,400
         Cash flows from financing       12,000         42,900           59,000
                                       ---------      ---------        ---------
                  Total cash in flows    38,900         72,600           83,400
                                       =========      =========        =========
         CASH OUT FLOWS
         Cash flows from investing      (38,900)       (72,600)         (83,400)
                                       ---------      ---------        ---------

                  Total cash out flows $(38,900)      $(72,600)        $(83,400)
                                       =========      =========        =========

Telmark supports a net lease receivable portfolio of $716,800. We have historically generated and expect to continue to generate ample earnings and cash flow to meet our debt service requirements. Virtually all of the cash flows from operations have historically been invested in growth of the lease portfolio, repayment of debt and dividends to Agway.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At June 30, 2002, Telmark borrowings under lines of credit, term debt and subordinated debentures consisted of the following:

Lines of credit and revolving loans payable to banks due in varying amounts and dates through
February 13, 2006, with interest ranging from 2.53% to 7.47%.......................................$379,263

Unsecured notes payable to insurance companies due in varying amounts and dates through
December 1, 2012, with interest ranging from 6.55% to 8.72%........................................ 106,667

Lease-backed notes payable to insurance companies in varying amounts and dates through
December 15, 2008, with interest rates ranging from 6.54% to 9.05%.................................  52,909
                                                                                                   --------

Total borrowings under lines of credit and term debt............................................... 538,839

Subordinated debentures due in varying amounts and dates through March 31, 2010, with interest ranging from 6.25% to 9.00%........................................................................  44,800
                                                                                                   --------
Total debt.........................................................................................$583,639
                                                                                                   ========

LINES OF CREDIT AND REVOLVING LOANS
As of June 30, 2002, Telmark has credit facilities available from banks which allow it to borrow up to an aggregate of $429,300. Uncommitted short-term line of credit agreements permit borrowing up to $54,300 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. Committed partially collateralized revolving loan facilities totaling $375,000 permit Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 2002, under the short-term lines of credit and the revolving term loan facility was $51,263 and $328,000, respectively.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. In addition, in consideration of the potential sale of the business, management made a decision to use short-term debt through a potential closing date instead of pursuing an issuance of additional long-term debt. In May 2002, after lengthy negotiations, Agway and a potential buyer were unable to reach final agreement on a sale of Telmark. Accordingly, Telmark decided to issue additional senior notes to insurance companies. On August 1, 2002, Telmark issued $100,000 of unsecured senior notes to insurance companies. Proceeds of these notes were used to pay down the revolving term loan facility, increasing the availability under the lines of credit and revolving loans discussed above.

Unsecured Notes Payable to Insurance Companies
At June 30, 2002, Telmark had balances outstanding on unsecured senior note private placements totaling $106,677. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains specific financial covenants. For the year ended June 30, 2002, Telmark has complied with all covenants contained in its borrowing agreements.

Lease-Backed Notes Payable to Insurance Companies
Telmark has issued lease-backed notes, through two wholly owned, fully consolidated, special purpose funding subsidiaries. The total outstanding under Telmark Lease Funding II, LLC and Telmark Lease Funding III, LLC was $13,128 and $39,781, respectively as of June 2002.

Subordinated Debentures
In anticipation of the possible sale of Telmark, effective as of March 6, 2002, Telmark ceased issuing debentures to the public, other than pursuant to the interest reinvestment option of the debentures. Under that option, debenture holders may elect to receive interest on debentures either in cash or in the form of additional principal on the debentures. However, once a debenture reaches maturity, the holder will not be permitted to invest the proceeds in additional debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES  (CONTINUED)

On March 6, 2002, Agway, the owner of 100% of the equity of Telmark, announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. Agway has retained the investment banking firm Goldman, Sachs & Co. to assist in pursuing a sale transaction. The impact, if any, of a change of control of Telmark on its outstanding borrowings cannot be predicted. However, if Agway is successful in finding a buyer for Telmark, a change of control of Telmark and ownership by a new owner might result in changes to the operations and capital structure of Telmark. In particular, a buyer may have different financing needs than Telmark currently has, may have available to it lower-cost financing alternatives than those currently available to Telmark or may be required by our lenders to repay outstanding debt. As a result, a buyer might choose to or be required to replace some or all of Telmark's sources of capital, which could involve redeeming outstanding debentures and repaying outstanding debt in accordance with their terms. Such repayment may involve certain costs in addition to the repayment of principal and interest, such as termination fees or "make whole" payments. See
Note 5 to the Consolidated Financial Statements "Borrowings under lines of Credit and Term Debt."

In addition, Agway's membership interest in Telmark has been pledged to General Electric Capital Corporation, as lender and agent on behalf of a syndicated group of lenders, as additional collateral with respect to certain obligations of Agway. While the terms of the pledge generally do not restrict Telmark's operations, Telmark has acknowledged and agreed to the pledge, has agreed to cooperate with Agway's lenders in respect to their rights under the pledge, and has agreed to refrain from creating any lien or encumbrance with respect to the equity of Telmark subsidiaries. As discussed in Agway's public filings, Agway has violated the financial covenants in its lending agreements on a number of occasions and it is likely that such violations may occur in the future. A foreclosure on the pledge following an event of default would result in a change of control of Telmark, giving Telmark's senior lenders rights to demand repayment of existing outstanding debt and requiring Telmark to find additional funding sources. Depending upon the financial markets and Telmark's financial circumstances at that time, if the senior lenders chose to execute those rights, it could have a material adverse effect on Telmark's results of operations, liquidity and financial position.

Agway simultaneously with this filing, will announce its intention to voluntarily file petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2002. This filing WILL NOT include Telmark LLC. Telmark is separately financed, as discussed above, and does not guarantee any debt of Agway Inc. Agway Inc., in connection with its intended petition, has agreed to terms of a $125,000 of Debtor-in-Possession financing with its existing lender group, pending approval of the Bankruptcy Court. While this new Agway credit arrangement continues to include a pledge of Telmark stock as collateral, Agway has indicated to Telmark that it believes the covenants as revised are appropriate to Agway's current circumstances. Foreclosure on Telmark stock would require a default under the new Agway Debtor-in-Possession facility. While there can be no assurances, the possibility of foreclosure is considered remote.

As of June 30, 2002, Telmark had entered into leases with Agway and certain of its subsidiaries representing a net investment of approximately $19,900, which represents Telmark's greatest exposure to a single customer. The inability of Agway or its subsidiaries to pay those leases on time could have a material adverse effect of Telmark's operating results and liquidity. Notwithstanding Agway's intended Bankruptcy filing discussed above, it is expected that these leases will continue to be paid in accordance with their terms. On September 16, 2002, subsequent to Telmark's year end, Agway's Sunflower operation sold and the Telmark lease obligation totaling approximately $3,400 was paid off as part of this transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that are very important to the portrayal of the Company's financial condition and results which require management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes the following to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

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

Provision for Credit Loss
   The provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions.

   To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances applying different estimates on assumptions could produce materially different results from those reported by the Company. At June 30, 2002 the allowance for credit losses was $37,100 compared to $35,500 at June 30, 2001.

Income Taxes
   Telmark provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary on a separate company basis to reduce deferred tax assets to amounts for which realization is reasonably assumed. Realization of deferred tax assets and payment of deferred tax liabilities are as a result of interaction with Agway Inc. through the tax sharing arrangement. Telmark is currently included in consolidated federal and state tax returns filed by Agway. Under Telmark's tax sharing arrangement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS) (CONTINUED)

OTHER MATTERS (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has recently issued a number of Statements of Financial Accounting Standards (SFAS) including:

   o   SFAS No. 141 - "Business Combinations"

   o   SFAS No. 142 - "Goodwill and Other Intangible Assets"

   o   SFAS No. 143 - "Accounting for Asset Retirement Obligations"

   o   SFAS No. 144 - "Accounting  for  Impairment  or  Disposal  of  Long-Lived
       Assets"

   o SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities"

The adoption of these standards are not expected to have an impact on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)

The following table provides information about Telmark's debt securities and loans that are sensitive to changes in interest rates. The table presents principal cash flows (in 000's) and related weighted average interest rates by contractual maturity dates.

FIXED INTEREST RATE                                                                                Fair Value
LIABILITIES                       2003    2004     2005     2006     2007     Thereafter  Total    6/30/02
                                 -------  -------  -------  -------  -------  ----------  -------- ----------
Short Term Bank
     and Revolving
     Lines of Credit             $204,263 -        -        -        -        -           $204,263 $204,263
Weighted Average
      Interest Rate              2.79%    -        -        -        -        -

Long-Term Debt,
     including current portion   $112,626 79,248   42,279   61,217   16,873   22,333      $334,576 $349,018
Weighted Average
      Interest Rate              6.77%    6.75%    5.49%    6.66%    8.34%    8.52%

Subordinated Debentures,
     including current portion   $ 12,820 16,805   540      -        -        14,635      $ 44,800 $ 46,293
Weighted Average
     Interest Rate               8.43%    8.40%    6.25%    -        -        8.84%

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

The subordinated debentures' interest rate is at the greater of the quoted rate or a rate based upon an average discount rate for U.S. Government Treasury Bills (T-Bill), with maturities of 26 weeks. Based on the T-Bill rate of 1.78% as of June 30, 2002, as compared to the stated rates of the debentures, which range from 6.25% to 9.00% at June 30, 2002, we believe a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 2002, we do not believe that reasonably possible near-term increases in interest rates will result in a material near-term loss in future earnings, fair values, or cash flows of Telmark.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGES
                                                                                                                 -----
TELMARK LLC AND CONSOLIDATED SUBSIDIARIES:
         Report of Independent Accountants.......................................................................17

         Consolidated Balance Sheets, June 30, 2002 and 2001.....................................................18

         Consolidated Statements of Income and Member's Equity,
                   for the years ended June 30, 2002, 2001 and 2000..............................................19

         Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000..................20

         Notes to Consolidated Financial Statements..............................................................21

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 of Telmark LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and member's equity and of cash flows present fairly, in all material respects, the financial position of Telmark LLC and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 in the financial statements, Telmark LLC's parent, Agway Inc., expects to voluntarily file petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2002. This bankruptcy filing is not expected to include Telmark LLC. In addition, as further described in Note 1, Agway Inc. is actively pursuing the sale of Telmark LLC.





/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Syracuse, New York
September 27, 2002

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)


                                     ASSETS

                                                          2002             2001
                                                       ------------     ------------
Restricted cash........................................$      6,014     $      8,306
Leases and notes receivable, net.......................     716,798          688,878
Investments............................................      15,784           14,695
Equipment, net.........................................       1,648            1,017
Other assets...........................................       1,575            1,700
                                                       ------------     ------------

      Total Assets.....................................$    741,819      $   714,596
                                                       ============     ============


                         LIABILITIES AND MEMBER'S EQUITY

                                                          2002             2001
                                                       ------------     ------------
Accounts payable.......................................$     10,557     $      6,839
Payable to Agway Inc...................................         674            5,652
Accrued expenses, including interest of
      $5,549 - 2002 and $5,562 - 2001 .................      12,363           10,315
Deferred income taxes..................................       5,822            1,681
Borrowings under short term bank lines of credit.......      51,263           71,138
Borrowings under revolving loan facility...............     328,000          215,500
Notes payable..........................................     159,576          240,260
Subordinated debentures................................      44,800           38,772
                                                       ------------     ------------


      Total Liabilities................................     613,055          590,157

Commitments & contingencies............................

Member's equity........................................     128,764          124,439
                                                       ------------     ------------

      Total Liabilities and Member's equity............$    741,819     $    714,596
                                                       ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    STATEMENTS OF INCOME AND MEMBER'S EQUITY
                FISCAL YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                             (THOUSANDS OF DOLLARS)

                                                2002           2001         2000
                                             ---------     ----------    ---------
Revenues:
     Interest and finance charges........    $ 88,378       $ 84,493     $ 75,131
     Service fees and other income.......       1,785          1,700        1,654
                                             ---------     ----------    ---------

         Total revenues..................      90,163         86,193       76,785
                                             ---------     ----------    ---------

Expenses:
     Interest expense....................      33,856         36,941       31,536
     Provision for credit losses.........      10,049          9,461        7,899
     Selling, general and administrative.      21,673         18,549       17,291
                                             ---------     ----------    ---------

         Total expenses..................      65,578         64,951       56,726
                                             ---------     ----------    ---------

         Income before income taxes......      24,585         21,242       20,059

Provision for income taxes...............      10,260          9,076        8,352
                                             ---------     ----------    ---------

         Net income......................      14,325         12,166       11,707

Member's equity, beginning of year.......     124,439        112,273      105,566

Distribution of member's equity..........     (10,000)             0       (5,000)
                                             ---------     ----------    ---------

Member's equity, end of year.............    $128,764      $ 124,439     $112,273
                                             =========     ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                             (THOUSANDS OF DOLLARS)

INCREASE (DECREASE) IN CASH

                                                   2001          2000          1999
                                                ---------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   ............................. $  14,325     $ 12,166      $ 11,707
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization.........       249          303           386
         Deferred taxes........................     4,141        1,642         5,481
         Provision for credit losses...........    10,049        9,461         7,899
         Patronage refund received in stock....    (1,089)      (1,089)         (826)
         Changes in assets and liabilities:
              Other assets.....................       125           53          (408)
              Payables.........................     3,718       (2,827)       2,974
              Income taxes payable to Agway Inc.   (6,675)       7,750        (3,190)
              Accrued expenses.................     2,048        2,254           403
                                                ---------     ----------    ----------
         Net cash flow provided by
              operating activities.............    26,891       29,713        24,426
                                                ---------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated.........................  (252,406)    (271,216)     (272,270)
     Leases repaid.............................   214,437      199,415       188,904
     Purchases of equipment, net...............      (880)        (837)            0
                                                ---------     ----------    ----------
         Net cash flow used
              in investing activities..........   (38,849)     (72,638)      (83,366)
                                                ---------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in borrowings under
         short term bank and revolving
         lines of credit.......................    63,625       65,462        (3,080)
     Proceeds from revolving loan..............    48,000      120,800       143,100
     Repayment of revolving loan...............   (19,000)    (139,300)      (91,644)
     Proceeds from notes payable...............         0       61,000             0
     Repayment of notes payable................   (42,833)     (33,500)      (24,000)
     Proceeds from lease backed notes..........         0            0        68,100
     Repayment of lease backed notes...........   (37,851)     (27,496)       (8,645)
     Net change in payable to Agway Inc.
         excluding income taxes................     1,697       (2,212)      (19,033)
     Proceeds from sale of debentures..........    13,789        5,888        18,145
     Repayment of debentures...................    (7,761)      (4,514)      (18,380)
     Distribution of member's equity...........   (10,000)      (5,000)            0
     Net change in restricted cash.............     2,292        1,797        (5,623)
                                                ---------     ----------    ----------
         Net cash flow provided by
                financing activities...........    11,958       42,925        58,940
                                                ---------     ----------    ----------

     Net change in cash........................         0            0             0
     Cash at beginning of year.................         0            0             0
                                                ---------     ----------    ----------
     Cash at end of year....................... $       0     $      0      $      0
                                                =========     ==========    ==========
     Cash paid during period for:
         Interest ............................. $  33,869     $ 35,399      $ 30,774
         Income Taxes
         (including amounts paid to Agway Inc.) $  13,980     $   (345)     $  6,202


The accompanying notes are an integral part of the consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)
1. SIGNIFICANT ACCOUNTING POLICIES

Operations
      Telmark LLC ("Telmark" or the "Company") was organized in 1964 as Telmark Inc. under the Business Corporation Law of the State of New York. Effective July 1, 1998, Telmark Inc. was merged into Telmark LLC, a Delaware limited liability company that was formed solely to carry on the business of Telmark in limited liability company, rather than corporate form. Telmark is in the business of leasing agricultural related equipment, vehicles, and buildings. Telmark's customers are farmers and other rural businesses as well as manufacturers and independent dealers that serve the agricultural marketplace. Telmark operates throughout the continental United States and Canada. On July 1, 2001, Telmark became a direct wholly owned subsidiary of Agway Inc. ("Agway"), one of the largest agricultural supply and services cooperatives in the United States. Prior to July 1, 2001, Telmark was a direct wholly owned subsidiary of Agway Holdings Inc. ("AHI") an indirect subsidiary of Agway. Effective July 1, 2001, Agway simplified its corporate structure by merging AHI into Agway and assuming all assets and liabilities of AHI.

      On March 6, 2002, Agway announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. Goldman Sachs & Co. is assisting Agway in exploring strategic alternatives for Telmark.

      Agway's membership interest in Telmark has been pledged to certain of Agway's lenders in order to secure Agway's obligations to those lenders. Agway, simultaneously with this filing, will announce its intention to voluntarily file petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2002. This filing WILL NOT include Telmark LLC. Telmark is separately financed and does not guarantee any debt of Agway Inc. Telmark and Agway have certain business arrangements, including leases which we do not expect to be impacted by this filing. While we have no reason to expect Agway's intended Bankruptcy filing will have a material effect on Telmark, the ultimate impact, if any, on Telmark's business, financial condition, and results of operation cannot be determined at this time. Telmark has had another financially successful year. For more information on the operations of Telmark see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Restricted Cash
      Certain cash accounts amounting to $6,014 and $8,306 at June 30, 2002, and 2001, respectively, collateralize lease- backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use. See Note 5.

Lease Accounting
      Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of June 30, 2002 and 2001, the recognition of interest income was suspended on leases and notes totaling $7,391 and $6,362, respectively.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Lease Accounting (continued)
      Certain initial direct costs incurred in consummating a lease as defined by SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases" are capitalized and amortized over the life of the lease. This deferral of expenses has the effect of reducing the expense recorded in the period the lease is booked, and increasing the expense recognized over the remaining life of the lease.

       Initial direct costs deferred and amortization expense recognized were as follows for the years ended June 30:

                                                          2002            2001            2000
                                                          ----            ----            ----
           Expenses not recognized this year
           and deferred to later years                    7,126           7,404           7,524

           Expenses from prior years recognized
           this year                                      6,664           5,887           5,643

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible, generally within one year of becoming past due.

Investments
      Investments comprise capital stock of a cooperative bank acquired from the bank at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held for redemption and is reported at cost. Patronage refunds on this stock are recorded as a reduction of interest expense and totaled $1,785, $1,555, and $1,180 for the years ended June 30, 2002, 2001, and 2000, respectively.

Equipment
      Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment.

Impairment of Long-Lived Assets
      Long-lived assets to be held and used by Telmark are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no charges for impairment for the years ended June 30, 2002, 2001, and 2000.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2002, 2001, and 2000, was $1,143, $1,171, and $1,034,
respectively.

Income Taxes
      Telmark provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" on a separate company basis. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary on a separate company basis to reduce deferred tax assets to amounts for which realization is reasonably assumed. Realization of deferred tax assets and payment of deferred tax liabilities are as a result of interaction with Agway Inc. through the tax sharing arrangement.

      Telmark is currently included in consolidated federal and state tax returns filed by Agway. For the period July 1, 1998 through June 30, 2001, for State income tax filing purposes, Telmark is included as a business division of AHI. Effective July 1, 2001, for State income tax filing purposes, Telmark is included as a business of Agway Inc. Under Telmark's tax sharing arrangement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

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

New Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued a number of Statements of Financial Accounting Standards (SFAS) including:

      o    SFAS No. 141 - "Business Combinations"
      o    SFAS No. 142 - "Goodwill and Other Intangible Assets"
      o    SFAS No. 143 - "Accounting for Asset Retirement Obligations"
      o SFAS No. 144 - "Accounting for Impairment or Disposal of Long-Lived Assets"
      o SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities"

The adoption of these standards are not expected to have an impact on the financial statements of the Company.

2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES

      Leases and notes as of June 30 were as follows:

                                                       2002              2001
                                                   -----------       -----------
      Leases:
         Commercial and agricultural               $  964,233        $  936,162
         Leasing to Agway Inc. and subsidiaries        31,060            30,813
                                                   -----------       -----------
                                                      995,293           966,975
      Retail installment loans                         14,651            17,562
                                                   -----------       -----------
            Total leases and notes                 $1,009,944          $984,537

                                                   ===========       ===========

      Net investment in leases and notes at June 30 are summarized as follows:

                                                       2002              2001
                                                   -----------       -----------
      Leases and notes                             $1,009,944        $  984,537
      Unearned interest and finance charges          (271,576)         (275,228)
      Net deferred origination costs                   15,547            15,085
                                                   -----------       -----------
         Net investment                               753,915           724,394
      Allowance for credit losses                     (37,117)          (35,516)
                                                   -----------       -----------
         Leases and notes receivable, net          $  716,798        $  688,878
                                                   ===========       ===========

Included within the above leases and notes are unguaranteed estimated residual values of leased property approximating $110,400 and $103,700 at June 30, 2002, and 2001, respectively.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
2. LEASES, NOTES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

   Contractual maturities of leases and notes were as follows at June 30, 2002:

                                                          LEASES
                                            -----------------------------------
                                              COMMERCIAL           TO AGWAY                 RETAIL
                                                  AND              INC. AND               INSTALLMENT
                                             AGRICULTURAL         SUBSIDIARIES               LOANS              TOTAL
                                            -------------         -------------           -----------     --------------
      2003                                  $    254,189          $     4,332             $    4,037      $     262,558
      2004                                       204,337                4,128                  3,145            211,610
      2005                                       157,096                3,904                  1,958            162,958
      2006                                       109,228                3,834                  1,354            114,416
      2007                                        71,021                3,605                    939             75,565
      Thereafter                                 168,362               11,257                  3,218            182,837
                                            -------------         -------------           -----------     --------------
           Leases and notes                      964,233               31,060                 14,651          1,009,944
      Unearned interest and finance charges     (257,221)             (11,139)                (3,216)          (271,576)
      Net deferred origination costs              15,512                   16                     19             15,547
                                            -------------         -------------           -----------     --------------
         Net investment                     $    722,524          $    19,937             $   11,454      $     753,915
                                            =============         =============           ===========     ==============

      On September 16, 2002, in connection with the sale of Agway's Sunflower operation, leases with Agway totaling approximately $3,400 were paid off.

      Changes in the allowance for credit losses for the years ended June 30 were as follows:

                                                                       2002               2001                  2000
                                                                  --------------      -------------       -------------

              Balance, beginning of year                          $   35,516          $   32,536          $    29,978
              Provision for credit losses charged to operations       10,049               9,461                7,899
              Charge-offs                                            (14,829)             (9,851)              (9,179)
              Recoveries                                               6,381               3,370                3,838
                                                                  --------------      -------------       -------------
                  Balance, end of year                            $   37,117          $   35,516   $           32,536
                                                                  ==============      =============       =============

3. EQUIPMENT

   Equipment, at cost, consisted of the following at June 30:

                                                          2002                  2001
                                                     -------------         --------------
      Office and other equipment.................    $      2,457          $      1,757
      Less accumulated depreciation..............            (809)                 (740)
                                                     -------------         --------------
                                                     $      1,648          $      1,017
                                                     =============         ==============

4. INCOME TAXES

   The provision for income taxes consists of the following:

                                                   2002               2001                  2000
                                              --------------      -------------       -------------
           Currently payable:
                Federal..................     $       4,336       $      5,569        $      2,427
                State....................             1,783              1,865                 444
           Deferred......................             4,141              1,642               5,481
                                              --------------      -------------       -------------
                                              $      10,260       $      9,076        $      8,352
                                              ==============      =============       =============

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
4. INCOME TAXES (CONTINUED)

Telmark's effective income tax rate on pre-tax income differs from the federal statutory tax rate as follows:

                                                                       2002               2001                  2000
                                                                  --------------      -------------       -------------

                Statutory federal income tax rate                     35.0%              35.0%                 34.0%

                Tax effects of:
                    State taxes, net of federal benefit                6.7                6.2                   6.4
                    Other items                                         -                 1.5                   1.2
                                                                  --------------      -------------       -------------

                Effective income tax rate                             41.7%              42.7%                 41.6%
                                                                  ==============      =============       =============

The components of the net deferred tax asset (liability) as of June 30 were as follows:

                                                               2002                  2001
                                                          -------------         -------------
              Deferred tax assets:
                  Allowance for credit losses....         $     14,646          $     14,046
                  Alternative minimum tax
                     credit carryforward.........                5,944                 5,944
                  Other..........................                  223                   243
                                                          -------------         -------------
                  Total deferred tax assets                     20,813                20,233
                                                          -------------         -------------

              Deferred tax liabilities:
                  Difference between book and
                     tax treatment of leases.....               26,635                21,914
                  Other..........................                    0                    0
                                                          -------------         ------------
                     Total deferred tax liabilities             26,635                21,914
                                                          -------------         -------------
                     Net deferred tax liabilities         $     (5,822)         $     (1,681)
                                                          =============         =============

Based on Telmark's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. Under existing federal income tax laws, there is no expiration date on the use of federal alternative minimum tax credits.

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT
At June 30, borrowings under lines of credit, term debt
   and subordinated debentures consisted of the following:                              2002              2001
                                                                                  ---------------     ---------------
Lines of credit and revolving loans payable to banks due in
   varying amount and dates through February 13, 2006 with
   interest ranging from 2.53% to 7.47%.................................          $      379,263      $      286,638
Unsecured notes payable to insurance companies due in varying amount and dates through December 1, 2012, with interest
   ranging from 6.55% to 8.72%..........................................                 106,667             149,500
Lease-backed notes payable to insurance companies in varying amounts and dates through December 15, 2008 with interest
   rates ranging from 6.54% to 9.05%....................................                  52,909              90,760
                                                                                  ---------------     ---------------
     Total borrowings under lines of credit and Term Debt...............                 538,839             526,898
Subordinated debentures due in varying amount and dates through
   March 31, 2010, with interest ranging from 6.25% to 9.00%............                  44,800              38,772
                                                                                  ---------------     ---------------
     Total Debt.........................................................          $      583,639      $      565,670
                                                                                  ===============     ===============

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)

Lines of Credit and Revolving Loans
   As of June 30, 2002, Telmark has credit facilities available from banks which allow it to borrow up to an aggregate of $429,300. Uncommitted short-term line of credit agreements permit borrowing up to $54,300 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. The amount of short term lines available at June 30,2002 represents a decrease of $35,000 from the amount ($89,300) available at June 30, 2001. This decrease resulted from non-renewal of certain lines of credit for reasons unrelated to the Company's financial condition (e.g. based on the relatively small amount of related business the company does with the relevant bank). A committed $375,000 partially collateralized revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. In November 2001, this revolving loan facility was increased from $300,000 to $375,000. The total amount outstanding as of June 30, 2002, under the short-term lines of credit and the revolving term loan facility was $51,263 and $328,000, respectively. The revolving term loan facility of $375,000 is partially collateralized by our investment in a cooperative bank having a book value of $15,784 at June 30, 2002.

   Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. In addition, in consideration of the potential sale of the business, management made a decision to use short term debt through a potential closing date instead of pursuing an issuance of additional long-term debt. In May 2002, after lengthy negotiations, Agway and a potential buyer were unable to reach final agreement on a sale of Telmark. Accordingly, Telmark decided to issue additional senior notes to insurance companies. On August 1, 2002, Telmark issued $100,000 of unsecured senior notes to insurance companies. Proceeds of these notes were used to pay down the revolving term loan facility, increasing the availability under the lines of credit and revolving loans discussed above.

   Telmark normally renews its lines of credit annually. However, since the previously mentioned announcement of Agway's intention to pursue the sale of Telmark, continuing lenders under the uncommitted short-term lines have shortened their renewal periods to expire in six months or less. Due to uncertainty related to the reported financial condition of Agway Inc., at the request of two banks, Telmark has paid down all amounts outstanding on a $15,000 line, which Telmark expects will not renew in October 2002, and has paid down $2,000 on a $6,000 line, which is scheduled to expire in December 2002. The $300,000 portion of the revolving loan facility is available through December 31, 2002. In September 2002, the bank extended $50,000 of the $75,000 remaining revolving term facility to December 31, 2002. Telmark has financing availability in excess of $86,000 to meet its needs through December 31, 2002.

   The ongoing availability of adequate financing to maintain the size of its portfolio and to permit lease portfolio growth is key to Telmark's continuing profitability and stability. Telmark has been successful in arranging its past financing needs. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. Telmark believes that its current financial arrangements are adequate to meet its immediate operating requirements and that its bank support will continue to be adequate to meet its foreseeable needs as Telmark goes through this period of transition in ownership. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts, or on terms, that are favorable to Telmark. Telmark's inability to obtain adequate financing would have a material adverse effect on its operations.

Unsecured Notes Payable to Insurance Companies
   At June 30, 2002, we had balances outstanding on unsecured senior note private placements totaling $106,667. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual.

   The note agreements are similar to each other and each contains specific financial covenants, the most restrictive of which prohibit:
      (i) tangible net worth, defined as consolidated tangible assets less total liabilities (excluding notes payable to Agway), from being less than an amount equal to or greater than the sum of $85,000, plus 50% of all net income (if a positive number) for all fiscal years ended after January 1, 2000. As of June 30, 2002, the required minimum net worth is $104,000;

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)
5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)
Unsecured Notes Payable to Insurance Companies (continued)
      (ii) the ratio of total liabilities less subordinated notes payable to Agway to member's equity plus subordinated notes payable to Agway from exceeding 5.5:1;
      (iii) the ratio of earnings available for fixed charges from being less than 1.25:1,
      (iv) equity distributions and restricted investments (as defined in the rate agreements) made after July 1, 2000 to exceed 50% of consolidated net income for the period beginning on July 1, 2000 through the date of determination, inclusive. As of June 30, 2002, $3,100 of member's equity is free of this restriction; and
      (v) entering into leasing transactions with Agway which exceed 5% of total assets. As of June 30, 2002, $17,200 was free of this restriction. However, under the terms of the revolving loan facility as renewed on July 31, 2002, Telmark has agreed to not enter into any new leasing transactions with Agway.
For the year ended June 30, 2002, Telmark has complied with all covenants contained in its borrowing agreements.

Lease-Backed Notes Payable to Insurance Companies
     Telmark has issued lease-backed notes, through two wholly owned, fully consolidated, special purpose funding subsidiaries as follows:

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

      The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The total outstanding under Telmark Lease Funding II, LLC and Telmark Lease Funding III, LLC was $13,128 and $39,781, respectively, as of June 30, 2002.

Subordinated Debentures
      We have historically offered subordinated debentures to the public. The debentures are unsecured and are subordinate to all our senior debt. The interest on the debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may, at the holder's option, be reinvested. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. As of June 30, 2002, $44,800 of debentures were outstanding. Those debentures are due through March 2010 and bear a weighted average interest rate of 8.40%.

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

Maturities
      The aggregate amounts of notes payable, and subordinated debentures maturing after June 30, 2002, are as follows:

                                        NOTES PAYABLE                    SUBORDINATED
     Year Ending June 30:        BANK          INS. COMPANIES             DEBENTURES             TOTAL
                             -------------    ----------------           -------------     ----------------
     2003                    $     265,263    $         51,626           $      12,820     $       329,709
     2004                           40,000              39,248                  16,805              96,053
     2005                           36,000               6,279                     540              42,819
     2006                           38,000              23,217                       0              61,217
     2007                                0              16,873                       0              16,873
     Thereafter                          0              22,333                  14,635              36,968
                             -------------    ----------------           -------------     ----------------
                             $      379,263   $        159,576           $      44,800     $       583,639
                             =============    ================           =============     ================

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

5. BORROWINGS UNDER LINES OF CREDIT AND TERM DEBT (CONT.)
Fair Value
      The carrying amounts and estimated fair values of our significant debt obligations at June 30, were as follows:

                                                     2002                              2001
                                         ---------------------------            -----------------------
                                         CARRYING             FAIR              CARRYING            FAIR
                                          AMOUNT             VALUE               AMOUNT            VALUE
                                         --------           --------            --------          --------
Lines of Credit and Term Debt            $538,839           $553,281            $526,898          $540,391
Subordinated Debentures                    44,800             46,293              38,772            38,772

6.  EMPLOYEE BENEFIT PLANS

Employees of Telmark participate in Agway's employee benefit plans, which include a defined benefit Retirement Plan, a defined contribution 401(K) plan, a medical and dental benefit plan, a postretirement medical plan, and a life and health insurance plan. Total benefit costs under these plans are allocated by Agway to Telmark primarily based on payroll costs. Benefit costs for those plans included in selling, general and administrative expense were approximately $2,000, $1,900, and $1,500 for the periods ended June 30, 2002, 2001, and 2000, respectively.

7.  RELATED PARTY TRANSACTIONS

Payable to Agway Inc.
     The  payable  to  Agway  Inc.  is  principally  any  unpaid  member  equity
distribution   and/or  any  net  income  taxes  payable  and  any   intercompany
administrative or general expense payable.

Inter-Company Transactions
     Inter-company transactions related to leases with Agway, income taxes, and Agway's employee benefit plans are separately disclosed in the financial statements. Other inter-company transactions with Agway for the years ended June 30 are:

   (REVENUE) EXPENSE                                  2002           2001           2000
                                                   ----------     ----------     ----------
   Interest and finance charges..................  $  (2,477)     $ (1,325)      $  (159)
   Administrative and general expense............      1,278         1,199         1,546

Interest and finance charges are earned on equipment leases to Agway. The administrative and general expense caption described above includes certain shared expenses incurred by Agway on behalf of Telmark, including the corporate insurance program, information services, payroll and benefits administration, accounts payable administration, and facilities management. These expenses were allocated to Telmark based on what management believes is an appropriate methodology.

During the years ended June 30, 2002 and 2000, Telmark declared $10,000 and $5,000 distributions of member's equity, respectively. During the year ended June 30, 2001, there was no distribution of member's equity declared.

8.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 2002 amounted to $14,218.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

8. COMMITMENTS & CONTINGENCIES (CONT.)

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

Credit and Market Risk
     Telmark's business is concentrated in agriculture in the New England, Mid-Atlantic, and Midwest states with approximately 68% of its leases directly related to production agriculture. However, the portfolio of agricultural leases is diversified into many different kinds of agriculture. As of June 30, 2002, the largest concentration is in crops enterprises which represents 19% of the portfolio, dairy enterprises which represents 15% of the portfolio, transportation enterprises which represents 11% of the portfolio, and wood products enterprises which represents 9% of the portfolio. At June 30, 2002, approximately 42% of our net lease investment is in the states of Michigan, New York, Ohio, and Pennsylvania. Adverse developments in any of these areas of concentration could have a corresponding adverse effect on the collectibility of its lease receivables.

The ultimate collectibility of amounts due under our leases is directly dependent upon the creditworthiness of our customers, the credit practices we use to evaluate that creditworthiness, and the steps we take to protect our ability to collect amounts due and/or take back the leased property. Although we follow our credit policies and establish reserves for bad debts, there are other factors that could significantly impact a customer's ability to pay and consequently, affect our lease collection experience and our earnings. Additional factors that might impact our ability to collect lease payments are:

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS AND  EXECUTIVE OFFICERS
The Directors of Telmark determine our policy and are elected by the member at each annual meeting to serve until their successors are elected and qualified or until such Director's earlier death, resignation or removal. The Board of Directors, except for Messrs. O'Neill and Edinger, are paid an annual retainer fee of $1,000 for their services on the Telmark Board; a fee of $200 is also earned by such directors for each day they were involved in business for Telmark other than days when the Agway Inc. Board of Directors was in session. These above fees and any other expenses of Board Members incurred in connection with Telmark business are reimbursed by Telmarks' parent, Agway Inc. The executive officers and significant members of management of Telmark provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. Telmark is organized with nine functional managers and five region managers reporting to the President, Daniel J. Edinger. The officers with company wide responsibilities who report to the President are the Director of Credit, Director of Customer Operations and Collections, Chief Financial Officer and the Controller. The following table sets forth certain information regarding Telmark's Directors, executive officers and significant members of management:

                                                                 Years served        Year Became
Name                           Age  Position                      as Officer         a Director
----                           ---  --------                     ------------        ----------
Peter J. O'Neill               55   Senior Vice President,            8                1995
                                    Finance and Control,
                                    Chairman of the
                                    Board and Director
Andrew J. Gilbert              43   Director                                           1997
Samuel F. Minor                64   Director                                           1989
Edwin C. Whitehead             61   Director                                           1999
William W. Young               49   Director                                           1992
Daniel J. Edinger              51   President and Director            14               1988
Raymond G. Fuller              51   Director of Customer               8
                                    Operations & Collections
Jennifer L. Hicks              39   Chief Financial Officer            1
Richard A. Kalin               53   Controller                         8
Kipp R. Weaver                 52   Director of Credit                 8

More detailed biographies of each person listed above, are set forth below.

PETER J. O'NEILL - Mr. O'Neill's principal occupation has been Senior Vice President, Finance and Control of Agway for more than five years. Mr. O'Neill is a Board Member of Planet Polymer Technologies Inc.: Agway owns approximately 33% of the outstanding shares of that Company.

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

JENNIFER L. HICKS - Ms. Hicks was named Chief Financial Officer in October 2001, and was Treasurer of Telmark from June 2001 to October 2001. She served as Vice President of Business Operations of the Country Products Group of Agway from May 1999 to June 2001. From April 1995 to May 1999, she served as Director of Finance for Country Products Group.

RICHARD A. KALIN - Mr. Kalin's principal occupation has been Controller of Telmark for more than five years.

KIPP R. WEAVER - Mr. Weaver's principal occupation has been Director of Credit of Telmark for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

Employees of Telmark are eligible to participate in Agway's benefits and compensation plans. The following table sets forth information regarding annual and long-term compensation for services in all capacities to Telmark for the fiscal years ended June 30, 2002, 2001, and 2000, of the chief executive officer and any of the other four most highly compensated executive officers of Telmark (other than the CEO) who were serving in such capacity at June 30, 2002 and were compensated over $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------
                                                          ANNUAL
                                                      COMPENSATION
                                                ---------------------------
                                                                               ALL OTHER
NAME AND                                                                      COMPENSATION
PRINCIPAL POSITION                 YEAR         SALARY(1)      BONUS(2)           (3) (4)
------------------------------ ------------  --------------- ------------  -------------------
Daniel J. Edinger.............     2002      $230,022        $298,000      $  6,831
 President                         2001       230,022         222,680         8,721
                                   2000       224,637         184,950         8,548


Raymond G. Fuller.............     2002      $100,022        $180,040      $  2,176
 Director of Customer              2001        88,553         100,022         3,449
 Operations & Collections          2000        70,018          56,804         2,852


Jennifer L. Hicks(5)..........     2002      $ 95,406        $290,096      $  2,146
  Chief Financial Officer          2001        n/a             n/a              n/a
                                   2000        n/a             n/a              n/a


Richard A. Kalin..............     2002      $ 85,020        $153,253      $  1,824
 Controller                        2001        82,206          85,020         3,148
                                   2000        70,018          56,804         4,042


Kipp R. Weaver................     2002      $100,022        $180,040      $  2,176
 Director of Credit                2001        97,316         100,022         4,272
                                   2000        84,890          68,871         4,310
------------------

     (1) Salary and bonus are used in determining the average annual compensation pursuant to the Employees' Retirement Plan of Agway Inc. (see pages 33-35). This amount includes all deferred amounts under the Agway Inc. Employees' 401(k) Thrift Investment Plan and the Agway Inc. Employees' Benefit Equalization Plan.
     (2) Members of Agway's chief executive officer's staff and other executives designated by Agway's chief executive officer are eligible for participation in Agway's management incentive plan. Within Telmark, the President qualified for this program. A bonus may be paid to each eligible executive contingent upon each individual's performance as determined by the President and CEO of Agway, Telmark's net margin, and other performance factors. Bonuses for other Telmark executive officers may be paid to each eligible executive contingent upon each individual's performance as determined by the President of Telmark, Telmark's net margin and other performance factors. Bonuses are reflected in the fiscal year earned regardless of payment date. Of the amount shown for Ms. Hicks, $100,000 represents a one-time bonus in recognition of her efforts in connection with the ongoing sale process for Telmark paid by Agway. The remaining amount represents annual bonus.
     (3) Amounts shown include contributions made by Agway to the Agway Inc. Employees' 401 Thrift Investment Plan and the Agway Inc. Employees' Benefits Equalization Plan on behalf of the executive officer and any other payment not appropriately characterized as salary or bonus. Additionally, for Mr. Edinger, includes premium payment on a supplemental disability insurance policy paid for by Agway.
     (4) There are no perquisites paid by us in excess of the lesser of $50,000 or 10% of an executives total salary and bonus for the years disclosed.
     (5) Ms. Hicks became an executive officer of Telmark at the end of Telmark's fiscal year 2001. Accordingly, no amounts are required to be disclosed for fiscal year 2001 or 2000.

CERTAIN AGREEMENTS WITH EXECUTIVES

In connection with the announcement by Agway of its intention to pursue a sale of Telmark, the Company entered into retention incentive agreements with a number of management employees of the Company, including the Named Executive Officers. Those agreements generally provided for the payment of an incentive bonus to the relevant officer in the event Company was sold on or before June 30, 2002 and the officer was still employed on the date of sale. The sale deadline under those arrangements was subsequently extended from June 30, 2002 to December 31, 2002. In September 2002, those arrangements were replaced by retention agreements that provided for an incentive bonus based on continued employment with, but not the sale of, the Company.

The retention agreements for the Named Executive Officers other than Mr. Edinger each provide for a payment in an amount equal to $137,500 ($122,500 in the case of Mr. Kalin), with 50% payable on March 31, 2003 and 50% payable on September 30, 2003. Those payments are conditioned upon continued employment on those dates and compliance with a confidentiality agreement. The unpaid portion of the foregoing incentive will be accelerated in the event of a sale of the Company to a third party, and a pro rata portion of the unpaid amount will be paid in the event the officer's employment terminates involuntarily other than for performance reasons. The retention agreements further provide for pro rata payment of annual bonus accrued through the earlier of the date of sale or termination of employment, as well as certain severance benefits (including continued health coverage and outplacement services for a limited period) in the event the officer was not offered continued employment with Telmark following a sale. The additional severance benefits are conditioned upon the execution of a standard release.

The current retention agreement with Mr. Edinger provides that any voluntary termination of his employment in connection with a sale of the Company will be considered termination for "good reason," thereby entitling him to a severance payment in an amount equal to one times base salary, plus a pro rata portion of his annual bonus accrued through the date of sale. In addition, if Mr. Edinger remains employed as President of the Company during the period ended September 30, 2003, he will receive a retention incentive of up to $230,022, with 50% payable on March 31, 2003 and 50% payable on September 30, 2003. In the event Mr. Edinger is employed on the date of a sale of the Company to a third party on or prior to September 30, 2003, the unpaid portion of the foregoing incentive will be accelerated; in addition, Mr. Edinger will receive an incentive bonus payment of $985,000 in connection with the sale, less any amounts payable in connection with the sale or previously paid under the retention agreement.

The amount payable to the above named Executive Officers are subject to reduction to the extent necessary to avoid adverse tax consequences under
Section 280G and 4999 of the Internal Revenue Code of 1986, as amended.

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

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE

-----------------------------------------------------------------------------------------------------------------------------
   3-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
--------------------  ------------  -------------  -------------  -------------- -------------- -------------- --------------
      $150,000            $ 10,600       $ 20,200      $ 29,700       $ 38,500       $ 47,400       $ 55,500        $ 63,600
       200,000              14,100         26,900        39,600         51,400         63,200         74,000          84,900
       250,000              17,700         33,600        49,500         64,200         79,000         92,500         106,100
       300,000              21,200         40,300        59,400         77,100         94,800        111,000         127,300
       350,000              24,800         47,000        69,300         89,900        110,600        129,500         148,500
       400,000              28,300         53,700        79,200        102,800        126,400        148,000         169,700
       450,000              31,800         60,500        89,100        115,600        142,100        166,500         190,900
       500,000              35,400         67,200        99,000        128,500        157,900        185,100         212,200
       550,000              38,900         73,900       108,900        141,300        173,700        203,600         233,400

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

                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE

-----------------------------------------------------------------------------------------------------------------------------
   5-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
--------------------  ------------  -------------  -------------  -------------- -------------- -------------- --------------
      $150,000             $ 12,000       $ 24,000       $ 36,000        $ 48,000       $ 60,000       $ 72,000       $ 84,000
       200,000               16,000         32,000         48,000          64,000         80,000         96,000        112,000
       250,000               20,000         40,000         60,000          80,000        100,000        120,000        140,000
       300,000               24,000         48,000         72,000          96,000        120,000        144,000        168,000
       350,000               28,000         56,000         84,000         112,000        140,000        168,000        196,000
       400,000               32,000         64,000         96,000         128,000        160,000        192,000        224,000
       450,000               36,000         72,000        108,000         144,000        180,000        216,000        252,000
       500,000               40,000         80,000        120,000         160,000        200,000        240,000        280,000
       550,000               44,000         88,000        132,000         176,000        220,000        264,000        308,000

                                       34

Amounts under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code. The extent of any reduction in payments from the Retirement Plan will vary in individual cases according to circumstances existing at the time pension payments commence. The Agway Inc. Employees' Benefit Equalization Plan is a non-qualified plan established to provide that the amount of any reduction in annual pension benefits under the Retirement Plan will be paid by Agway Inc. Under terms of an amendment to the Retirement Plan, adopted by the Agway Inc. Board of Directors on May 1, 2002, the Human Resources Committee of the Agway Inc. Board of Directors may, at its discretion from time to time, direct non-discriminatory qualified supplemental retirement benefits initially restricted from payment by the Retirement Plan, and otherwise payable from the Benefit Equalization Plan, to be paid by the Retirement Plan. On August 1, 2002, subsequent to the Company's fiscal year ended June 30, 2002, the Human Resources Committee of the Agway Inc. Board of Directors approved a non-discriminatory benefit.

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the Retirement Plan's benefit formulas as in effect on June 30, 2002. As of June 30, 2002, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Edinger, 23; Fuller, 17; Kalin, 29; and Weaver, 7 and Ms. Hicks, 10. With regard to the named Executive Officers of Telmark, "compensation" is defined as the regular salary or wages, as reported in the Salary and Bonus columns of the Summary Compensation Table, which is paid to an employee for services rendered to Telmark, including overtime, vacation pay or special pay and bonuses as reported in the bonus column of the Executive Compensation disclosure on page 32.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding member's equity of Telmark, as of June 30, 2002, was directly owned by Agway. As discussed elsewhere in this report, all of Telmark's outstanding member's equity has been pledged to General Electric Capital Corporation, as lender and agent on behalf of a syndicated group of lenders, in order to secure Agway's obligations to those lenders, in order to secure Agway's obligations to those lenders. A foreclosure on that pledge could result in a change of control of Telmark. None of the executive officers who are directors of Telmark own any membership interest of Telmark or equity securities of Agway or Agway's subsidiaries, other than Agway membership common stock (discussed below). All of the other directors are also directors of Agway. Agway is an agricultural cooperative and each of its members, including each Agway director, owns one share of $25 par value common stock. None of the Telmark executive officers and directors, either individually or in the aggregate, own greater than 1% of any class of equity security of Telmark, of Agway, or of any Agway subsidiaries.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agway's members, including its directors, are customers of Agway and/or its subsidiaries and may be customers of Telmark. They purchase products from Agway or enter into leases with Telmark in the normal course of operating their farm businesses. The price, terms and conditions of any sale or lease transaction are determined on the same basis for all of Agway's members.

As of June 30, 2002, Telmark is a direct wholly owned subsidiary of Agway and as such, had intercompany transactions, including approximately $19,900 in leases to Agway. On September 16, 2002, subsequent to Telmark's year end, Agway's Sunflower operation sold and the Telmark lease obligation totaling approximately $3,400 was paid off as part of this transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 7 to the Financial Statement for further information.

PRINCIPAL MEMBER

As of June 30, 2002, Telmark is a direct wholly owned subsidiary of Agway. Agway is one of the largest agricultural supply and services cooperatives in the United States.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 PAGE
     ITEM 14 (A)      INDEX TO DOCUMENT LIST                                                                   LOCATION
                                                                                                               --------
                      (1)    FINANCIAL STATEMENTS
                             Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8.
                             (i)    Report of Independent Accountants................................................17
                             (ii)   Consolidated Balance Sheets, June 30, 2002 and 2001..............................18
                             (iii)  Consolidated Statements of  Income and Member's Equity, for the years ended
                                    June 30, 2002, 2001, and 2000....................................................19
                             (iv)   Consolidated Statements of Cash Flow, for the years ended June 30, 2002,
                                     2001, and 2000..................................................................20
                             (v)    Notes to the Consolidated Financial Statements...................................21
                      (2)    FINANCIAL STATEMENT SCHEDULES
                             Schedules are omitted for the reason that they are not required or are not  applicable,  or the required information is shown in the financial statements or notes thereto.

     ITEM 14 (B)      REPORTS ON FORM 8-K

                      The Company  filed a Current  Report on form 8-K on May 23, 2002 to  announce  that after  lengthy negotiations,  Agway and a potential  buyer were unable to reach  final  agreement  on the sale of
                      Telmark  and that  Goldman  Sachs & Co. is  continuing  to  assist  Agway in  exploring  strategic alternatives for Telmark.

     ITEM 14 (C)(1)   EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                      (I)  THE FOLLOWING  REQUIRED  EXHIBITS ARE HEREBY  INCORPORATED  BY REFERENCE TO PREVIOUSLY  FILED
                           REGISTRATION  STATEMENTS  OR THE  APPLICABLE  FORM  10-K,  10-Q,  OR 8-K FILED ON THE DATE AS
                           SPECIFIED.  THE COMPANY  UNDERTAKES TO PROVIDE TO THE  COMMISSION  UPON REQUEST COPIES OF ANY
                           INSTRUMENT WITH RESPECT TO LONG-TERM DEBT NOT BEING REGISTERED WHERE THE AMOUNT OF SECURITIES
                           AUTHORIZED  THEREUNDER  DOES NOT EXCEED 10 PERCENT OF THE TOTAL ASSETS OF THE COMPANY AND ITS
                           SUBORDINATES ON A CONSOLIDATED BASIS.

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

                      10(b) -  Agway Inc.  (Commission File Number 2-22791)  Pledge  Agreement  with its lenders,  dated
                               September  14, 2001,  filed by reference to Exhibit  10(g) of Agway Inc.  Form 10-K as of
                               June 30, 2001, dated September 18, 2001.

                      (II)     THE FOLLOWING EXHIBITS ARE FILED A SEPARATE SECTION OF THIS REPORT:

                      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS,  INCLUDING  INDENTURES

                      4(e) -   Telmark LLC Note Agreement dated August 1, 2002.

                      MATERIAL CONTRACTS

                      10(c)-   Amended and Restated Master Loan Agreement  between  CoBank,  ACB and Telmark  LLC  dated
                               June 29, 1998 and effective July 1, 1998.

                      10(d)-   Amendment dated November 19, 2001 of the Master Loan Agreement between CoBank,   ACB  and
                               Telmark LLC.

                      10(e)-   Amendment  dated July 31, 2002 of the Master Loan  Agreement  between  CoBank,   ACB  and
                               Telmark LLC.

                      10(f)-   Pay to Stay Arrangement between Daniel J. Edinger and Telmark LLC.

                      10(g)-   Annual Incentive Plan for Fiscal 2002, Ending June 30, 2002 - Daniel J. Edinger

                      10(h)-   Annual Incentive Plan for Fiscal 2003, Ending June 30, 2003 - Daniel J. Edinger

                      10(i)-   Pay to Stay Arrangement between Raymond G. Fuller and Telmark LLC.

                      10(j)-   Pay to Stay Arrangement between Jennifer L. Hicks and Telmark LLC.

                      10(k)-   Pay to Stay Arrangement between Richard A. Kalin and Telmark LLC.

                      10(l)-   Pay to Stay Arrangement between Kipp R. Weaver and Telmark LLC.

                      10(m)-   Telmark LLC Supplemental Severance Program

                      10(n)-   Amendment  dated September 27, 2002 of the Master Loan Agreement  between CoBank,  ACB and
                               Telmark LLC.

                      OTHER EXHIBITS
                      99       Sarbanes - Oxley Act of 2002 - Certifications

                      99.1     Certification of Chief Executive Officer

                      99.2     Certification of Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELMARK LLC
                                    (Registrant)

                                              By   /s/DANIEL J. EDINGER
                                                   -----------------------------
                                                   President
                                                   (Principal Executive Officer)

                                            Date   9/27/02

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      SIGNATURE              TITLE                                        DATE
      ---------              -----                                       -------


/s/ Daniel J. Edinger        President                                   9/27/02
    --------------------      (Principal Executive Officer)


 /s/ Peter J. O'Neill        Senior Vice President, Finance and Control  9/27/02
    --------------------     Chairman of the Board and Director
                              (Principal Financial Officer
                              & Principal Accounting Officer)


/s/ Jennifer L. Hicks        Chief Financial Officer                     9/27/02
    --------------------


/s/ Andrew J. Gilbert        Director                                    9/27/02
    --------------------


/s/ Samuel F. Minor          Director                                    9/27/02
    --------------------


/s/ Edwin C. Whitehead       Director                                    9/27/02
    --------------------


/s/ William W. Young         Director                                    9/27/02
    --------------------

CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14 AND 15D-14 OF THE EXCHANGE ACT OF 1934


I, Daniel J. Edinger, certify that:

1.   I have reviewed this annual report on Form 10-K of Telmark LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    September 30, 2002
         --------------------------------------------

         /s/Daniel J. Edinger
         --------------------------------------------
         Daniel J. Edinger
         President
         (Principal Executive Officer)

CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14 AND 15D-14 OF THE EXCHANGE ACT OF 1934


I, Peter J. O'Neill, certify that:

1.   I have reviewed this annual report on Form 10-K of Agway Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:    September 30, 2002
         --------------------------------------------

         /s/Peter J. O'Neill
         --------------------------------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control
         Chairman of the Board and Director
         (Principal Financial Officer)