Form 10-Q
period 2002-09-30
TELMARK LLC
filed 2002-11-14
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended September 30, 2002
                               ------------------

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


       Class                                     Outstanding at November 8, 2002
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGES
                                                                                                              -----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, September 30, 2002 and June 30, 2002.......................   3

          Condensed Consolidated Statements of Income and Member's Equity, for the three-months
          ended September 30, 2002 and 2001.................................................................   4

          Condensed Consolidated Statements of Cash Flows for the three-months ended
          September 30, 2002 and 2001.......................................................................   5

          Notes to Condensed Consolidated Financial Statements..............................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............  11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................  15

ITEM 4.   Controls and Procedures...........................................................................  15


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K..................................................................  16

          Signatures........................................................................................  18

          Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the Exchange Act of 1934.........  19

                          PART I. FINANCIAL INFORMATION
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                  ITEM 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS



                                                                          September 30,              June 30,
                                                                              2002                     2002
                                                                         ---------------         ----------------
                                                                           (Unaudited)
Cash.....................................................................$        1,566          $             0
Restricted cash..........................................................         5,697                    6,014

Leases and notes.........................................................     1,000,266                1,009,944
Unearned interest and finance charges....................................      (263,793)                (271,576)
Net deferred origination costs...........................................        15,223                   15,547
                                                                         ---------------         ----------------
      Net investment.....................................................       751,696                  753,915
Allowance for credit losses............................................ .       (37,065)                 (37,117)
                                                                         ---------------         ----------------
      Leases and notes receivable, net...................................       714,631                  716,798

Investments..............................................................        15,784                   15,784
Equipment, net...........................................................         1,751                    1,648
Other assets.............................................................         2,226                    1,575
                                                                         ---------------         ----------------
   Total Assets..........................................................$      741,655          $       741,819
                                                                         ===============         ================


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.........................................................$        7,565          $        10,557
Payable to Agway Inc. ...................................................           148                      674
Accrued expenses, including interest of
      $8,234 - September 30, 2002 and $5,549 - June 30, 2002 ............        12,949                   12,363
Deferred income taxes....................................................         8,536                    5,822
Borrowings under short term bank lines of credit.........................        34,000                   51,263
Borrowings under revolving loan facility.................................       248,200                  328,000
Notes payable............................................................       252,750                  159,576
Subordinated debentures..................................................        45,137                   44,800
                                                                         ---------------         ----------------
      Total liabilities..................................................       609,285                  613,055

Commitments & contingencies..............................................
Member's equity..........................................................       132,370
                                                                                                         128,764
                                                                         ---------------         ----------------
      Total liabilities and member's equity..............................$      741,655          $       741,819
                                                                         ===============         ================


     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

     ITEM 1. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                             Three-Months Ended September 30,
                                                                               2002                    2001
                                                                         ---------------         ----------------
Revenues:
     Interest and finance charges........................................$       21,834          $        22,109
     Service fees and other income.......................................           462                      409
                                                                         ---------------         ----------------
         Total revenues..................................................        22,296                   22,518
Expenses:
     Interest expense....................................................         8,700                    9,534
     Provision for credit losses.........................................         1,625                    2,205
     Selling, general and administrative.................................         5,841                    5,480
                                                                         ---------------         ----------------
         Total expenses..................................................        16,166                   17,219
                                                                         ---------------         ----------------

         Income before income taxes......................................         6,130                    5,299
Provision for income taxes...............................................         2,524                    2,189
                                                                         ---------------         ----------------
         Net income......................................................         3,606                    3,110
Member's equity, beginning of period.....................................       128,764                  124,439
                                                                         ---------------         ----------------
Member's equity, end of period...........................................$      132,370          $       127,549
                                                                         ===============         ================

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

             ITEM 1. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                           Increase (Decrease) in Cash

                                                                             Three-Months Ended September 30,
                                                                               2002                    2001
                                                                         ---------------         ----------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:..........................$        4,721          $         4,452
                                                                         ---------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated...................................................       (52,739)                 (58,930)
     Leases repaid.......................................................        53,281                   42,025
     Purchases of equipment, net ........................................          (129)                    (279)
                                                                         ---------------         ----------------
         Net cash flow used in investing activities......................           413                  (17,184)
                                                                         ---------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term bank
          and revolving lines of credit..................................       (80,063)                  37,665
     Repayment of  revolving loan........................................       (17,000)                 (19,000)
     Proceeds from notes payable.........................................       100,000                        0
     Repayment of lease backed notes.....................................        (6,826)                  (8,493)
     Net increase (decrease) payable to Agway Inc. and subsidiaries......          (333)                  (1,167)
     Proceeds from sale of subordinated debentures.......................           337                    2,772
     Net change in restricted cash.......................................           317                      955
                                                                         ---------------         ----------------

         Net cash flow provided by financing activities..................        (3,568)                  12,732
                                                                         ---------------         ----------------

     Net change in cash..................................................         1,566                        0
     Cash at beginning of period ........................................             0                        0
                                                                         ---------------         ----------------
     Cash at end of period...............................................$        1,566          $             0
                                                                         ===============         ================

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2002.

On March 6, 2002, Agway announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. Goldman Sachs & Co. is assisting Agway in exploring strategic alternatives for Telmark.

Agway's membership interest in Telmark has been pledged to certain of Agway's lenders in order to secure Agway's obligations to those lenders. On October 1, 2002, Agway Inc. and certain of its subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Proceedings"). This filing DID NOT include Telmark LLC. Telmark is separately financed and does not guarantee any debt of Agway Inc. Telmark and Agway have certain business arrangements, including approximately $16,200 in leases which we do not expect to be impacted by this filing. However, the ultimate impact of Agway's Chapter 11 Proceedings on Telmark's business, financial condition, and results of operation cannot be determined at this time. For more information concerning recent developments in Telmark's financing arrangements see Note 2 below.

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

Restricted Cash
Certain cash accounts amounting to $5,697 and $6,014 at September 30 and June 30, 2002, respectively, collateralize lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Lease Accounting
Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of September 30 and June 30, 2002, the recognition of interest income was suspended on leases and notes totaling $8,975 and $7,391, respectively.

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

Income Taxes
Telmark provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" on a separate company basis. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary on a separate company basis to reduce deferred tax assets to amounts for which realization is reasonably assumed. Realization of deferred tax assets and payment of deferred tax liabilities result from interaction with Agway Inc. through the tax sharing arrangement.

Telmark is currently included in consolidated federal and state tax returns filed by Agway. For the period July 1, 1998 through June 30, 2001, for state income tax filing purposes, Telmark is included as a business division of Agway Holdings Inc., a former subsidiary of Agway that was merged into Agway effective July 1, 2001. Effective July 1, 2001, for state income tax filing purposes, Telmark is included as a business of Agway Inc. Under Telmark's tax sharing arrangement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 2 - BORROWINGS

Lines of Credit and Revolving Loans
As of September 30, 2002, we had credit facilities available from banks which allow us to borrow up to an aggregate of $387,200. Uncommitted short-term bank line of credit agreements permitted borrowing up to $37,200 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $350,000 partially collateralized revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 2002, under the short-term bank lines of credit and the revolving loan facility was $34,000 and $248,200, respectively. The revolving loan facility of $350,000 is partially collateralized by our investment in a cooperative bank having a book value of $15,784 at September 30, 2002.

Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. On August 1, 2002, Telmark issued $100,000 of unsecured senior notes to insurance companies. Proceeds of these notes were used to pay down the revolving term loan facility, increasing the availability under the lines of credit and revolving loans.

Telmark normally renews its lines of credit annually. Due principally to the uncertainty related to the potential sale of the Company and the Agway Chapter 11 Proceedings, substantially all of the banks that had provided the $54,300 short term lines of credit as of June 30, 2002 have requested borrowings under their lines of credit be repaid. As of September 30, 2002 we had repaid $17,000 of these lines and based on requests are in process of repaying an additional $24,000. The $350,000 revolving loan facility has been extended and is available through March 31, 2003. Telmark has financing availability as of November 12, 2002 of approximately $79,000, which includes a $10,000 short-term line of credit which will expire on January 31, 2003. We believe Telmark's available financing is adequate to meet its needs through March 31, 2003.

Unsecured Notes Payable to Insurance Companies
On September 30, 2002, we had balances outstanding on unsecured senior note private placements totaling $206,667, including the above mentioned $100,000 of unsecured senior notes issued to insurance companies on August 1, 2002. We pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis. The principal bears interest at fixed rates ranging from 4.34% to 8.72% and the notes have various maturities through December 2012. The note agreements are similar to each other and each contains specific financial covenants that must be complied with by us. As of September 30, 2002, Telmark has complied with all covenants contained in its borrowing agreements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 2 - BORROWINGS (continued)

Lease-Backed Notes Payable to Insurance Companies

We have issued lease-backed notes, through two wholly owned consolidated special purpose funding subsidiaries, totaling $46,083 at September 30, 2002. The notes are collateralized by leases which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and have various final scheduled maturities ending in December 2008.

Subordinated Debentures
We have historically offered subordinated debentures to the public. The debentures are unsecured and are subordinate to all our senior debt. The interest on the debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may, at the holder's option, be reinvested. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. As of September 30, 2002, $45,137 of debentures were outstanding. Those debentures have various final scheduled maturities through March 2010 and bear a weighted average interest rate of 8.53%.

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

Pledge of Telmark Membership Interest
Agway's membership interest in Telmark had been pledged as collateral in connection with certain senior debt obligations of Agway and has continued as pledged collateral under a new $125,000 Debtor-in-Possession financing agreement ("DIP Facility") for Agway from the same senior lenders effective in October
2002. While the terms of the pledge generally do not restrict Telmark's operations, Telmark has acknowledged and agreed to the pledge, has agreed to cooperate with Agway's lenders in respect to their rights under the pledge, and has agreed to refrain from creating any lien or encumbrance with respect to the equity of Telmark Subsidiaries. A foreclosure on the pledge following an event of default would result in a change of control, giving Telmark's senior lenders rights to demand repayment of existing outstanding debt. Depending upon the financial markets and Telmark's financial circumstances at that time, if the senior lenders chose to execute those rights, it could have a material adverse effect on Telmark's results of operations, liquidity and financial position. Agway has indicated to Telmark that it believes the covenants, as revised under Agway's DIP Facility, are appropriate to Agway's current circumstances. Foreclosure on Telmark stock would require a default under the DIP Facility. While there can be no assurances, Agway has indicated to Telmark that the possibility of foreclosure is considered remote.

Availability of Financing
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. We have been successful in arranging our past financing needs and believe that our current financial arrangements are adequate to meet our foreseeable operating requirements. Due to the ongoing process relating to the potential sale of the Company and to the Agway Chapter 11 Proceedings, there can be no assurance, however, that we will be able to obtain future financing in amounts, or on terms, that are acceptable. We note that we have lost a number of short-term credit lines since June 30, 2002 and currently rely principally on a single facility for our revolving credit lines. Our inability to obtain adequate financing would have a material adverse effect on our operations.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 2 - BORROWINGS (continued)

Availability of Financing (continued)
If Agway is successful in finding a buyer for Telmark, a change of control of Telmark and ownership by a new owner might result in changes to the operations and capital structure of Telmark. In particular, a buyer may have different financing needs than Telmark currently has, may have available to it lower-cost financing alternatives than those currently available to Telmark or may be required by our lenders to repay outstanding debt. As a result, a buyer might choose to or be required to replace some or all of Telmark's sources of capital, which could involve redeeming outstanding debentures and repaying outstanding debt in accordance with their terms. Such repayment may involve certain costs in addition to the repayment of principal and interest, such as termination fees or "make whole" payments.

NOTE 3 - COMMITMENT AND CONTINGENCIES

Commitments
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at September 30, 2002 amounted to $20,907.

Legal Proceedings
Telmark is not a party to any litigation or legal proceedings pending, or to the best of its knowledge threatened, which, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial position or liquidity.

NOTE 4 - RELATED PARTY LEASES

As of September 30, 2002, Telmark had entered into leases with Agway and certain of its subsidiaries representing a net investment of approximately $16,200, which represents Telmark's greatest exposure to a single customer. The inability of Agway or its subsidiaries to pay those leases on time could have a material adverse effect of Telmark's operating results and liquidity. Notwithstanding Agway's Chapter 11 Proceedings discussed above, it is expected that these leases will continue to be paid in accordance with their terms.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and make them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

RESULTS OF OPERATIONS
NET INCOME
Our net income increased by $500 (16.1%) from $3,100 for the three-month period ended September 30, 2001 to $3,600 in for the three-month period ended September 30, 2002.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Net income                         $3,600            $3,100             500            16.1%

The increase was principally due to overall lower interest rates on the outstanding debt compared to the prior year, and a decrease in the provision for credit losses, as discussed below. This expense decrease is partially offset by a decrease in revenue.

TOTAL REVENUES
Total revenues of $22,300 for the three-month period ended September 30, 2002 decreased $200 (0.9%) as compared to total revenues of $22,500 in the corresponding period of 2001.

                                            THIS YEAR         LAST YEAR          ($ DECREASE)     (% DECREASE)
                                            ---------         ---------          ------------     ------------
         Total revenues                     $22,300           $22,500            (200)            (0.9%)

The decrease in our total revenues this year is mostly due to a lower income rate even though there was an increase in our average investment in leases and notes, as compared to the prior year. The lower income rate is a result of a lower average cost of funds to Telmark which is reflected in the rate charged to customers. Average net investment in leases and notes for the quarter ended September 30, 2002 compared to the prior year is as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Average net investment             $753,100          $731,500           21,600         3.0%

INTEREST EXPENSE
Total interest expense of $8,700 for the three-month period ended September 30, 2002 decreased $800 (8.4%) as compared to interest expense of $9,500 in the corresponding period of 2001.

                                            THIS YEAR         LAST YEAR          ($ DECREASE)     (% DECREASE)
                                            ---------         ---------          ------------     ------------
         Interest expense                   $8,700            $9,500             (800)            (8.4%)

The decrease in our interest expense is due to lower interest rates on the outstanding debt compared to the prior year, which is partially offset by costs associated with an increase in the average amount of debt required to finance the net leases and notes.

Average debt for the quarter ended September 30, 2002 compared to the prior year is as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Average debt                       $584,700          $573,400           11,300         2.0%

                                       11

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATION (CONTINUED)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $5,800 for the three-month period ended September 30, 2002 increased by $300 (5.5%) compared to expenses of $5,500 in the corresponding period of 2001.

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Selling, general
         and administrative expenses        $5,800            $5,500             300            5.5%

The increase was  primarily  the result of  additional  personnel  and incentive
costs   relating  to  overall   profitability,   retention  of   business,   and
profitability of new business.

PROVISION FOR CREDIT LOSSES
The provision for credit losses of $1,600 for the three-month period ended September 30, 2002 represents an decrease of $600 (27.3%) compared to a provision for credit losses of $2,200 in the corresponding period of 2001.

                                            THIS YEAR         LAST YEAR          ($ DECREASE)     (% DECREASE)
                                            ---------         ---------          ------------     ------------
         Provision for Credit Losses        $1,600            $2,200             (600)            (27.3%)

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At September 30, 2002 the allowance for credit losses was $37,100 compared to $35,100 at September 30, 2001. A summary of the changes in the allowance for credit losses is as follows:

                                            THIS YEAR           LAST YEAR
                                            ---------           ---------
         Balance, June 30                   $ 37,100            $ 35,500
         Provision for credit losses           1,600               2,200
         Charge-offs                          (2,700)             (3,900)
         Recoveries                            1,100               1,300
                                            ---------           ---------
                  Balance, September 30     $ 37,100            $ 35,100
                                            =========           =========

During 2002 and 2001, the total value of non-earning accounts increased from $6,400 in September 2001 to $9,000 in September 2002, which as a percentage of the lease portfolio increased by .33% from 2001 to 2002. Additionally, the average level of current accounts for the twelve-months ended September 2002 was 97.1%, which is slightly below the average level of current accounts during the twelve-months ended September 2001 of 97.3%. Charge-offs net of recoveries were $1,600 for the three-month period ended September 2002 versus $2,600 for the corresponding period of 2001. The charge-offs for both periods reflect a general softness in the transportation and forestry sectors. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

PROVISION FOR INCOME TAXES
The provision for income taxes of $2,500 for the three-month period ended September 30, 2002 as compared to $2,200 in the corresponding period of 2001 results in an effective tax rate of 41.2% for each period.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

LIQUIDITY AND CAPITAL RESOURCES
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. We have principally financed our operations, including the growth of our lease portfolio, through borrowings under our lines of credit, private placements of debt with institutional investors other term debt, subordinated debentures, lease backed notes, principal collections on leases and cash provided from operations.

                                                    SEPTEMBER 30,           SEPTEMBER 30,        INCREASE
                                                        2002                    2001            (DECREASE)
                                                  ---------------------------------------------------------
Net cash flows provided by (used in):
         Operating activities ............        $        4,721          $        4,452        $      269
         Investing activities.............                   413                 (17,184)           17,597
         Financing activities.............                (3,568)                 12,732           (16,300)
                                                  ---------------         ---------------       -----------
Net increase (decrease) in cash
         and equivalents..................        $        1,566          $          -0-        $    1,566
                                                  ===============         ===============       ===========

Virtually all of the cash flows from operations have historically been invested in growth of the lease portfolio, repayment of debt and dividends to Agway. We have been successful in arranging our past financing needs and believes that our current financing arrangements are adequate to meet our foreseeable operating requirements. Due to the ongoing process relating to the potential sale of the Company and to the Agway Chapter 11 Proceedings, there can be no assurance, however, that we will be able to obtain future financing in amounts or on terms that are acceptable. Our inability to obtain adequate financing would have a material adverse effect on our operations. We note that we have lost substantially all of our uncommitted short term credit lines since June 30, 2002 and currently rely principally on a single facility for our revolving credit lines.

At September 30, 2002, Telmark borrowings under lines of credit, term debt and subordinated debentures consisted of the following:
Lines of credit and revolving loans payable to banks due in varying amounts and dates through
February 13, 2006, with interest ranging from 2.56% to 7.79%.......................................  $      282,200

Unsecured notes payable to insurance companies due in varying amounts and dates through
December 1, 2012, with interest ranging from 4.34% to 8.72%........................................         206,667

Lease-backed notes payable to insurance companies in varying amounts and dates through
December 15, 2008, with interest rates ranging from 6.54% to 9.05%.................................          46,083
                                                                                                     --------------

Total borrowings under lines of credit and term debt...............................................         534,950

Subordinated debentures due in varying amounts and dates through March 31, 2010, with interest
ranging from 6.25% to 9.00%........................................................................          45,137
                                                                                                     --------------

Total debt.........................................................................................  $      580,087
                                                                                                     ==============

As of September 30, 2002, Telmark had entered into leases with Agway and certain of its subsidiaries representing a net investment of approximately $16,200, which represents Telmark's greatest exposure to a single customer. The inability of Agway or its subsidiaries to pay those leases on time could have a material adverse effect of Telmark's operating results and liquidity. Notwithstanding Agway's Chapter 11 Proceedings discussed above, it is expected that these leases will continue to be paid in accordance with their terms.

See Note 2 - "Borrowings" for a full description of our financing arrangements.

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

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances applying different estimates on assumptions could produce materially different results from those reported by the Company. The allowance for credit losses was $37,100 at September 30 and June 30, 2002.

Income Taxes
Telmark provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary on a separate company basis to reduce deferred tax assets to amounts for which realization is reasonably assumed. Realization of deferred tax assets and payment of deferred tax liabilities result from interaction with Agway Inc. through the tax sharing arrangement. Telmark is currently included in consolidated federal and state tax returns filed by Agway. Under Telmark's tax sharing arrangement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

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

During the three months ended September 30, 2002, the components of the Company's borrowings were modified as described in Note 2. As a result, the principal cash flows of the Company's loans have changed since our disclosure in Form 10-K as of June 30, 2002. The following table provides information about Telmark's debt securities and loans that are sensitive to changes in interest rates. The table presents principal cash flows (in 000's) and related weighted average interest rates by contractual maturity dates by fiscal year as of September 30, 2002.

FIXED INTEREST RATE                                                                                Fair Value
LIABILITIES                       2003    2004     2005     2006     2007     Thereafter  Total    9/30/02
                                 -------  -------  -------  -------  -------  ----------  -------- ----------
Short Term Bank
     and Revolving
     Lines of Credit             $124,200 -        -        -        -        -           $124,200 $124,200
Weighted Average
      Interest Rate              3.04%    -        -        -        -        -

Long-Term Debt,
     including current portion   $ 67,623 100,385  77,285   86,237   26,970   52,250      $410,750 $429,838
Weighted Average
      Interest Rate              7.13%    6.15%    4.96%    6.20%    7.51%    7.12%

Subordinated Debentures,
     including current portion   $ 12,851 16,965   542      -        -        14,779      $ 45,137 $ 47,593
Weighted Average
     Interest Rate               8.43%    8.40%    6.25%    -        -        8.84%

                         ITEM 4. CONTROLS AND PROCEDURES
Within the 90 day period prior to the filing date of this quarterly report, the chief executive officer and chief financial officer of Telmark LLC evaluated Telmark's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Telmark's reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to Telmark, including its consolidated subsidiaries, is made known to Telmark's management, including their officers, by other employees of Telmark and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based on this evaluation, these officers concluded that the design of the disclosure controls and procedures is sufficient to accomplish their purpose.

There have been no significant changes in Telmark's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

     (I) THE FOLLOWING REQUIRED EXHIBITS ARE HEREBY INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REGISTRATION STATEMENTS OR THE APPLICABLE FORM S-1, 10-K, 10-Q, OR 8-K FILED ON THE DATE AS SPECIFIED. THE COMPANY UNDERTAKES TO PROVIDE TO THE COMMISSION UPON REQUEST COPIES OF ANY INSTRUMENT WITH RESPECT TO LONG-TERM DEBT NOT BEING REGISTERED WHERE THE AMOUNT OF SECURITIES AUTHORIZED THEREUNDER DOES NOT EXCEED 10 PERCENT OF THE TOTAL ASSETS OF THE COMPANY AND ITS SUBORDINATES ON A CONSOLIDATED BASIS.

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

     4(e) -   Telmark  LLC  Note  Agreement  dated   August 1,  2002,  filed  by
              reference to Exhibit 4(e) of the Annual Report (Form 10-K) dated September 30, 2002.

     MATERIAL CONTRACTS
     10(a)- Agway Inc. (Commission File Number 2-22791) Pledge Agreement with its lenders dated October 4, 2002, filed by reference to
              Exhibit 99.6 of Agway Inc. Form 8-K, dated October 15, 2002.

     10(b)- Amended and Restated Master Loan Agreement between CoBank, ACB and Telmark LLC dated June 29, 1998 and effective July 1, 1998, filed by reference to Exhibit 10(c) of the Annual Report (Form 10-K) dated September 30, 2002.

                           PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K MATERIAL CONTRACTS (CONTINUED)

     10(c)- Amendment dated November 19, 2001 of the Master Loan Agreement between CoBank, ACB and Telmark LLC, filed by reference to Exhibit 10(d) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(d)- Amendment dated July 31, 2002 of the Master Loan Agreement between CoBank, ACB and Telmark LLC, filed by reference to Exhibit 10(e) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(e)- Amendment dated September 27, 2002 of the Master Loan Agreement between CoBank, ACB and Telmark LLC, filed by reference to Exhibit 10(n) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(f)- Pay to Stay Arrangement between Daniel J. Edinger and Telmark LLC, filed by reference to Exhibit 10(f) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(g)- Annual Incentive Plan for Fiscal Year, Ending June 30, 2002 - Daniel J. Edinger, filed by reference to Exhibit 10(g) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(h)- Annual Incentive Plan for Fiscal Year, Ending June 30, 2003 - Daniel J. Edinger, filed by reference to Exhibit 10(h) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(i)- Pay to Stay Arrangement between Raymond G. Fuller and Telmark LLC, filed by reference to Exhibit 10(i) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(j)- Pay to Stay Arrangement between Jennifer L. Hicks and Telmark LLC, filed by reference to Exhibit 10(j) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(k)- Pay to Stay Arrangement between Richard A. Kalin and Telmark LLC, filed by reference to Exhibit 10(k) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(l)- Pay to Stay Arrangement between Kipp R. Weaver and Telmark LLC, filed by reference to Exhibit 10(l) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(m)- Telmark LLC Supplemental Severance Program, filed by reference to Exhibit 10(m) of the Annual Report (Form 10-K) dated September 30, 2002.

     (II)     THE  FOLLOWING  EXHIBITS  ARE FILED AS A SEPARATE  SECTION OF THIS
              REPORT:

     OTHER EXHIBITS

     99       Sarbanes - Oxley Act of 2002 - Certifications

     99.1     Certification of Chief Executive Officer

     99.2     Certification of Chief Financial Officer

(B)  REPORTS ON FORM 8-K
     The Company did not file any reports on Form 8-K during the three months ended September 30, 2002. However, on October 11, 2002, Telmark filed Form 8-K confirming Telmark's parent Company, Agway Inc., filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and that Telmark WAS NOT included in that filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELMARK LLC
                                     (REGISTRANT)


DATE NOVEMBER 14, 2002               BY /S/ DANIEL J. EDINGER
     -------------------                ----------------------------------------
                                        DANIEL J. EDINGER, PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)



DATE NOVEMBER 14, 2002               BY /S/ PETER J. O'NEILL
     -------------------                ----------------------------------------
                                        PETER J. O'NEILL, SENIOR VICE PRESIDENT,
                                        FINANCE AND CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)

CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13a-14 AND 15d-14 OF THE EXCHANGE ACT OF 1934


I, Daniel J. Edinger, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 of Telmark LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a)  Designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002
         ------------------------------------------

         /s/ Daniel J. Edinger
         ------------------------------------------
         Daniel J. Edinger
         President
         (Principal Executive Officer)

CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13a-14 AND 15d-14 OF THE EXCHANGE ACT OF 1934


I, Peter J. O'Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 of Telmark LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a)  Designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002
         ------------------------------------------

         /s/ Peter J. O'Neill
         ------------------------------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control
         Chairman of the Board and Director
         (Principal Financial Officer)