Form 10-Q
period 2002-12-31
TELMARK LLC
filed 2003-02-14
CIK 914028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended December 31, 2002
                                -----------------

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
Yes   X    No
    -----     ------

Indicate by check mark whether the registrant is an accelerated filer.
Yes       No   X
    ----     -----

Indicate the number of membership interests outstanding of each of the issuer's classes of membership interests, as of the latest practicable date.

                  Class                          Outstanding at February 7, 2003
---------------------------------------          -------------------------------
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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                 PAGES
                                                                                                                 -----

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets, December 31, 2002 and June 30, 2002........................      3

          Condensed Consolidated Statements of Income and Member's Equity, for the three-months
          and six-months ended December 31, 2002 and 2001...................................................      4

          Condensed Consolidated Statements of Cash Flows for the six-months ended
          December 31, 2002 and 2001........................................................................      5

          Notes to Condensed Consolidated Financial Statements..............................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............     12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................     17

ITEM 4.   Controls and Procedures...........................................................................     17


                           PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings  ...............................................................................     18

ITEM 6.   Exhibits and Reports on Form 8-K..................................................................     18

Signatures..................................................................................................     21

Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the Exchange Act of 1934...................     22

                          PART I. FINANCIAL INFORMATION
                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                  ITEM 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS



                                                                          December 31,               June 30,
                                                                              2002                     2002
                                                                         ---------------         ----------------
Restricted cash..........................................................$        8,298          $         6,014

Leases and notes (includes $24,356 and $31,060,
      respectively of leases with Agway).................................       980,204                1,009,944
Unearned interest and finance charges (includes $8,567 and $11,139,
      respectively related to Agway leases)..............................      (262,103)                (271,576)
Net deferred origination costs...........................................        15,406                   15,547
                                                                         ---------------         ----------------
      Net investment.....................................................       733,507                  753,915
Allowance for credit losses............................................ .       (36,203)                 (37,117)
                                                                         ---------------         ----------------
      Leases and notes receivable, net...................................       697,304                  716,798

Investment in CoBank.....................................................        15,784                   15,784
Equipment, net...........................................................         1,742                    1,648
Other assets.............................................................         2,057                    1,575
                                                                         ---------------         ----------------
   Total assets..........................................................$      725,185          $       741,819
                                                                         ===============         ================


                         LIABILITIES AND MEMBER'S EQUITY


Accounts payable.........................................................$        9,598          $        10,557
Payable to Agway Inc. ...................................................         8,795                      674
Accrued expenses, including interest of
      $7,292 - December 31, 2002 and $5,549 - June 30, 2002 .............        12,214                   12,363
Deferred income taxes....................................................         2,423                    5,822
Borrowings under short term bank lines of credit.........................        10,000                   51,263
Borrowings under revolving loan facility.................................       254,700                  328,000
Notes payable............................................................       245,779                  159,576
Subordinated debentures..................................................        45,519                   44,800
                                                                         ---------------         ----------------
      Total liabilities..................................................       589,028                  613,055

Commitments & contingencies..............................................
Member's equity..........................................................
                                                                                 136,157                 128,764
                                                                         ---------------         ---------------
      Total liabilities and member's equity..............................$       725,185         $       741,819
                                                                         ===============         ===============

See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

     ITEM 1. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND MEMBER'S EQUITY
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                      Three months ended                          Six months ended
                                                         December 31,                               December 31,
                                             -------------------------------------      -------------------------------------
                                                  2002                  2001                 2002                  2001
                                             ---------------      ----------------      ---------------       ---------------
Revenues:
     Interest and finance charges            $        20,953      $         22,240      $        42,222       $        43,759
     Service fees and other income                       443                   441                  905                   850
     Revenue on Agway leases                             487                   633                1,052                 1,223
                                             ---------------      ----------------      ---------------       ---------------
         Total revenues                               21,883                23,314               44,179                45,832
Expenses:
     Interest expense                                  8,759                 9,144               17,459                18,678
     Provision for credit losses                       1,760                 2,762                3,385                 4,967
     Selling, general and administrative               4,971                 4,918               10,812                10,398
                                             ---------------      ----------------      ---------------       ---------------
         Total expenses                               15,490                16,824               31,656                34,043
                                             ---------------      ----------------      ---------------       ---------------

Income before income taxes                             6,393                 6,490               12,523                11,789
Provision for income taxes                             2,606                 2,694                5,130                 4,883
                                             ---------------      ----------------      ---------------       ---------------
Net income                                             3,787                 3,796                7,393                 6,906
Member's equity, beginning of period                 132,370               127,549              128,764               124,439
                                             ---------------      ----------------      ---------------       ---------------
Member's equity, end of period               $       136,157      $        131,345      $       136,157       $       131,345
                                             ===============      ================      ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

             ITEM 1. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                           INCREASE (DECREASE) IN CASH

                                                                                     Six-Months Ended December 31,

                                                                                          2002             2001
                                                                                     ------------      ------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:...............................       $    14,341       $    11,183
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Leases originated........................................................          (106,183)         (121,081)
     Leases repaid............................................................           122,292           110,628
     Purchases of equipment, net .............................................              (146)             (428)
                                                                                     ------------      ------------
         Net cash flow provided by (used in) investing activities.............            15,963           (10,881)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in borrowings under short term bank
          and revolving lines of credit.......................................           (97,563)            2,469
     Proceeds from revolving loan.............................................            34,000            48,000
     Repayment of  revolving loan.............................................           (51,000)          (19,000)
     Proceeds from unsecured notes payable....................................           100,000                 0
     Repayment of unsecured notes payable.....................................                 0           (20,000)
     Repayment of lease backed notes..........................................           (13,797)          (17,501)
     Proceeds from sale of subordinated debentures............................               719            11,969
     Net increase (decrease) payable to Agway Inc. and subsidiaries...........              (379)              850
     Net change in restricted cash............................................            (2,284)           (3,650)
                                                                                     ------------      ------------

         Net cash flow provided by (used in) financing activities.............           (30,304)            3,137
                                                                                     ------------      -----------

     Net change in cash.......................................................                 0             3,439
     Cash at beginning of period .............................................                 0                 0
                                                                                     ------------      ------------
     Cash at end of period....................................................       $         0       $     3,439
                                                                                     ------------      -----------

     See accompanying notes to condensed consolidated financial statements.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Telmark have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2002.

Telmark is a wholly-owned subsidiary of Agway Inc. ("Agway"). Agway's membership interest in Telmark has been pledged to certain of Agway's lenders in order to secure Agway's obligations to those lenders. On March 6, 2002, Agway announced its intention to pursue the sale of Telmark to a third party as part of a plan that would have Agway focus on fewer businesses. On October 1, 2002, Agway and certain of its subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Proceedings"). Although this filing did not include Telmark, the Bankruptcy Court has exclusive jurisdiction under the Bankruptcy Code over the disposition of Agway's assets, including its membership interest in Telmark. Telmark is separately financed. Other than the potential indemnification claim alleged by Agway's surety as more fully described under Legal Proceedings in Note 3, Telmark does not guarantee any debt of Agway. Telmark and Agway have certain business arrangements, including at December 31, 2002 approximately $15,800 in leases, which represents Telmark's greatest concentration with a single customer. The inability of Agway or its subsidiaries to pay those leases on time could have a material adverse effect on Telmark's operating results and liquidity. Notwithstanding Agway's Chapter 11 Proceedings discussed above, it is expected that these leases will continue to be paid in accordance with their terms. For more information concerning recent developments in Telmark's financing arrangements see Note 2 below.

On December 23, 2002, Telmark, Agway and Wells Fargo Financial Leasing, Inc., ("Wells Fargo") announced the signing of a definitive agreement in which Wells Fargo would purchase substantially all $650,000 of the assets of Telmark. If the sale of assets to Wells Fargo is completed, the management of the purchased lease portfolio, and thus the operations of Telmark's business, will be conducted by Wells Fargo. Telmark will only hold any residual assets and liabilities that were not part of the sales transaction. The agreement contemplates that substantially all of the liabilities of Telmark (mainly its outstanding debt) will be retained by Telmark and it is anticipated that a substantial portion of the proceeds will be used to repay Telmark creditors. While such repayment may involve certain costs in addition to the repayment of principal and interest such as termination fees or "make whole" payments, Telmark expects to receive cash in sufficient amounts to pay these obligations and to finance its remaining operations going forward. The acquisition is subject to the satisfaction of a number of conditions and the obtaining of appropriate consents and approvals, including the approval of the U. S. Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court") that is overseeing Agway's Chapter 11 Proceedings. If the sale is not completed, the business of the Company could be materially adversely affected, particularly our ability to obtain adequate financing.

The agreement with Wells Fargo contemplates that the Court may order an auction of Telmark's agreement with Wells Fargo in order to determine whether another purchaser would purchase Telmark's assets for a higher amount than Wells Fargo. Pursuant to a letter agreement amongst Agway, Telmark, Wells Fargo and the unsecured creditors' committee for Agway's Chapter 11 Proceedings ("Creditors' Committee"), the parties have agreed to auction procedures and to amend certain provisions of the definitive agreement at the request of the Creditors' Committee in conjunction with Agway's Chapter 11 Proceedings. The auction procedures set forth in the definitive agreement, as amended in accordance with the letter agreement, were approved by the Bankruptcy Court on February 5, 2003. The auction is scheduled to be held on Thursday, February 27, 2003 at 2 p.m. and the hearing to confirm the successful bidder is set for 3 p.m. on that same day.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (continued)
On February 6, 2003, Agway filed a motion with the Bankruptcy Court for approval of the sale in accordance with the definitive agreement as amended by the letter agreement. The Creditors' Committee has reserved the right to object to the sale in the event it concludes the sale is not in the best interest of Agway's creditors. If the sale to Wells Fargo is uncontested, management expects the sale to close on or about March 1, 2003. A copy of the definitive agreement, as amended, along with the letter agreement reflecting changes to be made to the definitive agreement and the Bankruptcy Court order authorizing and scheduling an auction and hearing to consider approval of proposed sale resulting from the auction, were attached as exhibits to an 8-K Filing on February 6, 2003.

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

Restricted Cash
Certain cash accounts amounting to $8,298 and $6,014 at December 31 and June 30, 2002, respectively, collateralize lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

Lease Accounting
Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. As of December 31 and June 30, 2002, the recognition of interest income was suspended on leases and notes totaling $9,763 and $7,391, respectively.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible, generally within one year of becoming past due.

Telmark provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" on a separate company basis. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary on a separate company basis to reduce deferred tax assets to amounts for which realization is reasonably assumed.

Telmark is currently included in consolidated federal and state tax returns filed by Agway. For the period July 1, 1998 through June 30, 2001, for state income tax filing purposes, Telmark is included as a business division of Agway Holdings Inc., a former subsidiary of Agway that was merged into Agway effective July 1, 2001. Effective July 1, 2001, for state income tax filing purposes, Telmark is included as a business of Agway Inc. Under Telmark's tax sharing arrangement with Agway, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and taxes currently payable are billed to Telmark as appropriate on an interim basis.

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

NOTE 2 - BORROWINGS

Lines of Credit and Revolving Loans
As of December 31, 2002, we had credit facilities available from banks which allow us to borrow up to an aggregate of $360,600. Uncommitted short-term bank line of credit agreements permitted borrowing up to $10,600 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $350,000 partially collateralized revolving loan facility permits us to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The revolving loan also may be used for letters of credit. As of January 31, 2003, $700 of this line was utilized to support a letter of credit. The total amount outstanding as of December 31, 2002, under the short-term bank lines of credit and the revolving loan facility was $10,000 and $254,700, respectively. The revolving loan facility of $350,000 is partially collateralized by our investment in a cooperative bank having a book value of $15,784 at December 31, 2002.

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

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 2 - BORROWINGS (continued)

Lines of Credit and Revolving Loans (continued)
Telmark normally renews its lines of credit annually. Due principally to the uncertainty related to the potential sale of the Company and the Agway Chapter 11 Proceedings, substantially all of the banks that had provided the $54,300 short term lines of credit as of June 30, 2002 have requested borrowings under their lines of credit be repaid. As of December 31, 2002 we had repaid $44,300 of these lines and in January 2003, the remaining $10,000 was repaid. The $350,000 revolving loan facility has been extended and is available through March 31, 2003. Telmark has financing availability as of January 31, 2003 of approximately $92,300. We believe Telmark's available financing is adequate to meet its needs through March 31, 2003. If the sale to Wells Fargo is uncontested, management expects the sale to close on or about March 1, 2003. In that event, cash realized from the sale will be sufficient to repay all Telmark outstanding debt and provide sufficient liquidity to meet Telmark's residual operating requirements. In the event the sale does not close or is delayed beyond March 31, 2003, it will be necessary for Telmark to negotiate financing to meet its needs beyond March 31, 2003. While it has not confirmed disposition with its lender, Management believes it would be able to reach agreement on such financing by March 31, 2003. However, while management has historically had good relationships with its lenders and investors, in view of the intended sale of Telmark assets and our Parent's Chapter 11 Proceedings, it is not certain what financing would be available or what the terms or cost of ongoing financing would be. See availability of financing below.

Unsecured Notes Payable to Insurance Companies
On December 31, 2002, we had balances outstanding on unsecured senior note private placements totaling $206,667, including the above mentioned $100,000 of unsecured senior notes issued to insurance companies on August 1, 2002. We pay interest semiannually on each senior note. We pay principal payments on both a semiannual and an annual basis.

The principal bears interest at fixed rates ranging from 4.34% to 8.72% and the notes have various maturities through December 2012. The note agreements are similar to each other and each contains specific financial covenants that must be complied with by us. As of December 31, 2002, Telmark has complied with all covenants contained in its borrowing agreements. The covenants of the note agreement give the note holders the right to demand payment of outstanding principal and interest, as well as certain "make whole" interest payments if the pending sale to Wells Fargo does close. Cash from the sale would be used to meet Telmark's obligations.

Lease-Backed Notes Payable to Insurance Companies
We have issued lease-backed notes, through two wholly owned consolidated special purpose funding subsidiaries, totaling $39,112 at December 31, 2002. The notes are collateralized by leases which were sold to those subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and have various final scheduled maturities ending in December 2008. If the sale of assets to Wells Fargo is consummated, under the terms of the agreement with Wells Fargo, these obligations would be transferred to and assumed by Wells Fargo affiliates.

Subordinated Debentures
We have historically offered subordinated debentures to the public. The debentures are unsecured and are subordinate to all our senior debt. The interest on the debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may, at the holder's option, be reinvested. Our subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills with a maturity of 26 weeks. As of December 31, 2002, $45,519 of debentures were outstanding. Those debentures have various final scheduled maturities through March 2010 and bear a weighted average interest rate of 8.53%.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 2 - BORROWINGS (continued)

Subordinated Debentures (continued)
In anticipation of the possible sale of Telmark, effective as of March 6, 2002, Telmark ceased issuing debentures to the public, other than pursuant to the interest reinvestment option of the debentures. Under that option, debenture holders may elect to receive interest on debentures either in cash or in the form of additional principal on the debentures. However, once a debenture reaches maturity, the holder will not be permitted to invest the proceeds in additional debentures.

Because of the contemplated sale of assets and Agway's Chapter 11 Proceedings, the interest payment due January 1, 2003 was paid in cash in order to allow investors who had elected the interest reinvestment option at that time to reconsider their election in light of recent developments discussed above. Whether the interest reinvestment option will be applicable in the future will depend on the outcome of the contemplated sale of assets. If the sale of assets to Wells Fargo is consummated, we plan to redeem the Debentures in accordance with their terms.

Pledge of Telmark Membership Interest
Agway's membership interest in Telmark had been pledged as collateral in connection with certain senior debt obligations of Agway and has continued as pledged collateral under a $125,000 Debtor-in-Possession financing agreement ("DIP Facility") for Agway from the same senior lenders effective in October
2002. While the terms of the pledge generally do not restrict Telmark's operations, Telmark has acknowledged and agreed to the pledge, has agreed to cooperate with Agway's lenders in respect to their rights under the pledge, and has agreed to refrain from creating any lien or encumbrance with respect to the equity of Telmark subsidiaries. Agway has indicated to Telmark that it believes the covenants, as revised under Agway's DIP Facility, are appropriate for Agway's circumstances and while there can be no assurances, the possibility of foreclosure is considered remote. However, a foreclosure on the pledge following an event of default at Agway would result in a change of control of Telmark, giving Telmark's senior lenders rights to demand repayment of existing outstanding debt and requiring Telmark to find additional funding sources. Depending upon the financial markets and Telmark's financial circumstances at that time, if the senior lenders chose to execute those rights, it could have a material adverse effect on Telmark's results of operations, liquidity and financial position.

Availability of Financing
The ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to our continuing profitability and stability. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. We have been successful in arranging our past financing needs and believe that our current financial arrangements are adequate to meet our operating requirements through March 31, 2003. However, as noted above, we have lost a number of short-term credit lines since June 30, 2002 and currently rely principally on a single facility for our revolving credit lines. Although we expect that substantially all of the assets of the Company will be sold prior to the expiration of the current line, we have discussed with our lender the need for a short term extension for this line in the case that the sale closing is delayed beyond March 31, 2003. It is Management's expectation that this extension would be received if requested. If, however, the sale closing were not to occur at all, the Company believes it would be required to renegotiate its complete lending terms with its lender and those renegotiated terms would likely be less favorable than the terms under its current lending arrangements. Our inability to renew or replace this financing would have a material adverse effect on our operations and our ability to timely pay our other debt.

The sale of substantially all of the assets of Telmark is expected to result in changes to the operations and capital structure of Telmark. In particular, Telmark will be required by our lenders to repay outstanding debt not assumed in the sale transaction. As a result, it is expected that Telmark will redeem outstanding debentures and repay outstanding debt not assumed by Wells Fargo. Such repayment may involve certain costs in addition to the repayment of principal and interest, such as termination fees or "make whole" payments. Telmark expects to receive cash in sufficient amounts to pay these obligations and to finance its remaining operations going forward.

                    TELMARK LLC AND CONSOLIDATED SUBSIDIARIES

                 ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

NOTE 3 - COMMITMENT AND CONTINGENCIES

Commitments
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at December 31, 2002 amounted to $20,864.

Legal Proceedings
On January 29, 2003, Telmark as well as Agway's other non-debtor companies, were served with a summons and complaint alleging $3,176 in damages due to Agway's provider of surety bonds under an indemnity agreement signed by Agway on behalf of Agway and its wholly owned subsidiaries. Under the complaint, the surety alleges that demands have been made against surety bonds related to insurance coverage of Agway and certain of its subsidiaries and further alleges that as a subsidiary of Agway, Telmark is bound to reimburse the surety for such demands. The Company intends to vigorously contest these claims. It is too early to determine the merits of such claim and/or the probability of payments that may be due. No liability has been reserved for these claims.

Telmark is not a party to any other litigation or legal proceedings pending, or to the best of its knowledge threatened, which, if settled adversely, in the opinion of its management, individually or in the aggregate, would have a material adverse affect on its results of operations, financial position or liquidity.

NOTE 4 - RELATED PARTY LEASES

As of December 31, 2002, Telmark had entered into leases with Agway and certain of its subsidiaries representing a net investment of approximately $15,800, which represents Telmark's greatest concentration with a single customer. The inability of Agway or its subsidiaries to pay those leases on time could have a material adverse effect of Telmark's operating results and liquidity. Notwithstanding Agway's Chapter 11 Proceedings discussed above, it is expected that these leases will continue to be paid in accordance with their terms.

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

RESULTS OF OPERATIONS
NET INCOME
Our net income for the three-month and six-month periods ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Three-months                       $3,800            $3,800                  0            0.0%
         Six-months                         $7,400            $6,900                 500           7.2%

The increase was principally due to lower interest rates on the outstanding debt compared to the prior year, and a decrease in the provision for credit losses, as discussed below. These expense decreases are partially offset by declines in total revenue and increases in selling, general and administrative expenses.

TOTAL REVENUES
Total revenues for the three-month and six-month periods ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                            THIS YEAR         LAST YEAR         ($ DECREASE)   (% DECREASE)
                                            ---------         ---------         ------------    -----------
         Three-months                       $21,900           $23,300              (1,400)        (6.0%)
         Six-months                         $44,200           $45,800              (1,600)        (3.5%)

The decrease in our total revenues this year is mostly due to a lower income rate on the outstanding portfolio even though there was an increase in our average net investment in leases and notes, as compared to the prior year. The lower income rate is a result of a lower average cost of funds to Telmark which is reflected in the rate charged to customers. The monthly average net investment in leases and notes for the three-months and six-months ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     %  INCREASE
                                            ---------         ---------          ----------     -----------
         Three-months                       $747,000          $737,800              9,200          1.2%
         Six-months                         $749,800          $734,000             15,800          2.2%

INTEREST EXPENSE
Total interest expense for the three-month and six-month periods ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                            THIS YEAR         LAST YEAR          ($ DECREASE)   (% DECREASE)
                                            ---------         ---------           -----------   ------------
         Three-months                       $ 8,800           $ 9,100                 (300)       (3.3%)
         Six-months                         $17,500           $18,700               (1,200)       (6.4%)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
INTEREST EXPENSE (CONTINUED)
The decrease in our interest expense is due to lower interest rates on our outstanding debt compared to the prior year, which was partially offset by an increase in the six-month average amount of debt required to finance the increase in the amount of net leases and notes. Over the last three-month period, debt balances have dropped in conjunction with a decline in the outstanding portfolio of leases.

Average debt for the three-month and six-month periods ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                                                                 $ INCREASE     % INCREASE
                                            THIS YEAR         LAST YEAR          (DECREASE)     (DECREASE)
                                            ---------         ---------          ----------     ----------
         Three-months                       $574,000          $579,500             (5,500)         (0.9%)
         Six-months                         $579,200          $576,200              3,000           0.5%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three-month and six-month periods ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                            THIS YEAR         LAST YEAR          $ INCREASE     % INCREASE
                                            ---------         ---------          ----------     ----------
         Three-months                       $  5,000          $ 4,900                100         2.0%
         Six-months                         $10,800           $10,400                400         3.8%

The increase was primarily the result of additional personnel and incentive costs relating to overall profitability, retention of business, and profitability of new business. In addition, certain expenses pertaining to the sale of the Telmark business, including certain pay to stay arrangements and legal fees, are and will be borne by Telmark.

PROVISION FOR CREDIT LOSSES
The provision for credit losses for the three-month and six-month periods ended December 31, 2002 compared to the corresponding periods of the prior year are as follows:

                                            THIS YEAR         LAST YEAR         ($ DECREASE)   (% DECREASE)
                                            ---------         ---------          ----------     ----------
         Three-months                       $1,800            $2,800               (1,000)        (35.7%)
         Six-months                         $3,400            $5,000               (1,600)        (32.0%)

This provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At December 31, 2002 the allowance for credit losses was $36,200 compared to $35,900 at December 31, 2001. A summary of the changes in the allowance for credit losses is as follows:

                                           THIS YEAR            LAST YEAR
                                           ---------            ---------
         Balance, June 30                   $ 37,100            $ 35,500
         Provision for credit losses           3,400               5,000
         Charge-offs                          (7,600)             (7,800)
         Recoveries                            3,300               3,200
                                           ---------            ---------
         Balance, December 31               $ 36,200            $ 35,900
                                           =========            =========

The total amount of non-earning accounts increased from $7,400 in December 2001 to $9,800 in December 2002, which as a percentage of the lease portfolio increased from 1.0% in 2001 to 1.3% in 2002. Additionally, the average level of current accounts for the twelve-months ended December 2002 was 97.1%, which is slightly below the average level of current accounts during the twelve-months ended December 2001 of 97.3%. Charge-offs net of recoveries were $4,300 for the six-month period ended December 2002 versus $4,600 for the corresponding period of 2001. The charge-offs for both periods reflect a general softness in the transportation and forestry sectors. The allowance for credit losses is established at a level management believes is sufficient to cover estimated losses in the portfolio.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

RESULTS OF OPERATIONS (CONTINUED)
PROVISION FOR INCOME TAXES
The provision for income taxes of $5,100 for the six-month period ended December 31, 2002 as compared to $4,900 in the corresponding period of 2001 results in an effective tax rate of 41.0% in 2002 versus 41.4% in 2001. The provision for income taxes of $2,600 for the three-month period ended December 31, 2002 as compared to $2,700 in the corresponding period in 2002 results in an effective tax rate of 40.8% in 2002 versus 41.5% in 2001.

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

                                                               SIX MONTHS ENDED
                                                  --------------------------------------
                                                    DECEMBER 31,            DECEMBER 31,         INCREASE
                                                        2002                    2001            (DECREASE)
                                                  --------------------------------------------------------
Net cash flows provided by (used in):
         Operating activities ............        $       14,341          $       11,183        $    3,158
         Investing activities.............                15,963                 (10,881)           26,844
         Financing activities.............               (30,304)                  3,137           (33,441)
                                                  ---------------         --------------        -----------
Net increase (decrease) in cash
         and equivalents..................        $            0          $        3,439        $   (3,439)
                                                  ===============         ==============        ===========

Virtually all of the cash flows from operations have historically been invested in growth of the lease portfolio, repayment of debt and dividends to Agway. We have been successful in arranging our past financing needs and believe that our current financing arrangements are adequate to meet our operating requirements through March 31, 2003. However, due to the ongoing process relating to the potential sale of the Company and to Agway's Chapter 11 Proceedings, there can be no assurance, that we will be able to obtain future financing in amounts, or on terms, that are favorable. We note that we have lost substantially all of our uncommitted short term credit lines since June 30, 2002 and currently rely principally on a single facility for our revolving credit lines. As previously disclosed, we expect that the majority of the assets of the Company will be sold prior to the expiration of the current line. However, we have discussed with our lender the need for a short term extension for this line in the case that the sale closing is delayed beyond March 31, 2003. While we have not specifically confirmed this with our lender, it is Management's expectation that this extension would be received if requested. If, however, the sale closing were not to occur at all, the Company believes it would be required to replace or renegotiate its complete lending terms. While management has historically had good relationships with its lenders, those renegotiated terms would likely be less favorable than the terms under its current lending arrangements. Our inability to replace or renew that line of credit and/or obtain additional adequate financing would have a serious and material adverse effect on our operations and our ability to make timely payment on our outstanding debt. In addition, many of our financing agreements have default provisions that could be triggered by a failure to make payment under that lending arrangement or under any of our other financing arrangements. Such a default, if not cured, could result in an acceleration of amounts due under such financing arrangements, which would require us to obtain additional sources of financing. There can be no guarantee that we would be able to repay such accelerated indebtedness or obtain such replacement financing on favorable terms, if at all.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
At December 31, 2002, Telmark borrowings under lines of credit, term debt and subordinated debentures consisted of the following:

Lines of credit and revolving loans payable to banks due in varying amounts and dates through
February 1, 2006, with interest ranging from 2.19% to 6.98%........................................  $      264,700

Unsecured notes payable to insurance companies due in varying amounts and dates through
December 1, 2012, with interest ranging from 4.34% to 8.72%........................................         206,667

Lease-backed notes payable to insurance companies in varying amounts and dates through
December 15, 2008, with interest rates ranging from 6.54% to 9.05%.................................          39,112
                                                                                                     ---------------

Total borrowings under lines of credit and term debt...............................................         510,479

Subordinated debentures due in varying amounts and dates through March 31, 2010, with interest
ranging from 6.25% to 9.00%........................................................................          45,519
                                                                                                     ---------------

Total debt.........................................................................................  $      555,998
                                                                                                     ===============

As of December 31, 2002, Telmark had entered into leases with Agway and certain of its subsidiaries representing a net investment of approximately $15,800, which represents Telmark's greatest concentration to a single customer. The inability of Agway or its subsidiaries to pay those leases on time could have a material adverse effect of Telmark's operating results and liquidity. Notwithstanding Agway's Chapter 11 Proceedings discussed above, it is expected that these leases will continue to be paid in accordance with their terms.

See Note 2 of the Condensed Financial Statements - "Borrowings" for a full description of our financing arrangements.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (IN 000'S ROUNDED TO NEAREST HUNDRED THOUSAND)

CRITICAL ACCOUNTING POLICIES (CONTINUED)
Provision for Credit Loss
The provision for credit losses is based on our analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts and current economic conditions.

To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances applying different estimates on assumptions could produce materially different results from those reported by the Company. The allowance for credit losses was $36,200 and $37,100 at December 31 and June 30, 2002, respectively.

Income Taxes
Telmark provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary on a separate company basis to reduce deferred tax assets to amounts for which realization is reasonably assumed. Realization of deferred tax assets and payment of deferred tax liabilities result from interaction with Agway Inc. through the tax sharing arrangement. Telmark is currently included in consolidated federal and state tax returns filed by Agway. Under Telmark's tax sharing arrangement, the provision for income taxes and related credits and carry forwards are calculated on a separate company basis and billed to Telmark as appropriate on an interim basis.

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

During the three months ended September 30, 2002, the components of the Company's borrowings were modified as described in Note 2 to the Condensed
Financial Statements. As a result, the principal cash flows of the Company's loans have changed since our disclosure in Form 10-K as of June 30, 2002. A table providing information about Telmark's debt securities and loans that are sensitive to changes in interest rates was provided in the September 30, 2002, 10-Q filing. The principal cash of our debt obligations and related weighted average interest rates key contractual maturity dates for long-term borrowings have not materially changed since September 30, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 29, 2003, Telmark as well as Agway's other non-debtor companies, were served with a summons and complaint alleging $3,176 in damages due to Agway's provider of surety bonds under an indemnity agreement signed by Agway on behalf of Agway and its wholly owned subsidiaries. Under the complaint, the surety alleges that demands have been made against surety bonds related to insurance coverage of Agway and certain of its subsidiaries and further alleges that as a subsidiary of Agway, Telmark is bound to reimburse the surety for such demands. The Company intends to vigorously contest these claims. It is too early to determine the merits of such claim and/or the probability of payments that may be due. No liability has been reserved for these claims.

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

     PLAN  OF  ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION,   OR
     SUCCESSION

     2(a) Asset Purchase Agreement dated as of December 20, 2002 By and Among Wells Fargo Financial Leasing, Inc., Agway Inc., Telmark, LLC, Telmark Lease Funding II, LLC, Telmark Lease Funding III, LLC and Telease Financial Services, Ltd., filed by reference to Exhibit 2(a) of the Current Report (Form 8-K) dated February 6, 2003.

     2(b) Amendment To Asset Purchase Agreement dated January 8, 2003 , filed by reference to Exhibit 2(b) of the Current Report (Form 8-K) dated February 6, 2003.

     2(c) Second Amendment To Asset Purchase Agreement dated January 10, 2003 , filed by reference to Exhibit 2(c) of the Current Report (Form 8-K) dated February 6, 2003.

     2(d) Addendum To Asset Purchase Agreement dated January 15, 2003 , filed by reference to Exhibit 2(d) of the Current Report (Form 8-K) dated February 6, 2003.

     2(e) Letter agreement amongst counsel to Agway, Telmark, Wells Fargo Financial Leasing and the Creditors' Committee regarding changes to be made to the Telmark Asset Purchase Agreement , filed by reference to Exhibit 2(e) of the Current Report (Form 8-K) dated February 6, 2003.

     2(f) Bankruptcy Court Order authorizing and scheduling an auction and hearing to consider approval of proposed sale resulting from the auction , filed by reference to Exhibit 2(f) of the Current Report (Form 8-K) dated February 6, 2003.

     ARTICLES OF INCORPORATION
     3(a)  Certificate of Incorporation of Telmark Inc. (predecessor to  Telmark
           LLC) dated June 4, 1964, as amended September 8, 1964; January 15, 1975; and June 16, 1987, filed by reference to Exhibit 3 of the Registration Statement (Form S-1), File No. 33-70732, dated October 22, 1993.

     BY-LAWS
     3(b) By-laws of Telmark Inc. (predecessor to Telmark LLC) as amended September 19, 1995, filed by reference to Exhibit 3 of the Annual Report (Form 10-K) dated August 23, 1996.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

     CERTIFICATE OF FORMATION
     3(c) Certificate of formation of Telmark LLC dated June 25, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

     LIMITED LIABILITY COMPANY AGREEMENT
     3(d) Operating agreement of Telmark LLC dated July 1, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

     CERTIFICATE OF MERGER
     3(e) Certificate of Merger of Telmark Inc. into Telmark LLC effective July 1, 1998, filed by reference to Item 14 of the Annual Report (Form 10-K) dated August 21, 1998.

     INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES 4(a) The Indenture dated as of September 30, 1993, between Telmark Inc.
           and OnBank & Trust Co. of Syracuse, New York, Trustee, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 33- 70732, dated October 22, 1993.

     4(b) Telmark Inc. Board of Directors resolutions dated as of June 21, 1995, authorizing the issuance of Debentures under the Indenture filed by reference to Exhibit 4 of the post effective Amendment No. 1 to the Registration Statement (Form S-1), File No. 33-84442, dated August 28, 1995.

     4(c) Supplemental Indenture dated as of June 30, 1998 between Telmark Inc. and Manufacturers and Trust Company, filed by reference to
           Exhibit 4 of the Current Report (Form 8-K), File No. 33-70732, dated July 6, 1998.

     4(d) Supplemental Indenture dated as of July 1, 1998 between Telmark Inc. and Telmark LLC and Manufacturers and Traders Trust Company, filed by reference to Exhibit 4 of the Current Report (Form 8-K), dated July 6, 1998.

     4(e) Telmark LLC Note Agreement dated August 1, 2002, filed by reference to Exhibit 4(e) of the Annual Report (Form 10-K) dated September 30, 2002.

     MATERIAL CONTRACTS
     10(a) Agway Inc. (Commission File Number 2-22791) Pledge Agreement with its lenders dated October 4, 2002, filed by reference to Exhibit 99.6 of Agway Inc. Form 8-K, dated October 15, 2002.

     10(b) Amended and Restated Master Loan Agreement between  CoBank,  ACB  and
           Telmark LLC dated June 29, 1998 and effective July 1, 1998, filed by reference to Exhibit 10(c) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(c) Amendment dated November 19, 2001 of the Master Loan Agreement between CoBank, ACB and Telmark LLC, filed by reference to Exhibit 10(d) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(d) Amendment dated July 31, 2002 of the Master  Loan  Agreement  between
           CoBank, ACB and Telmark LLC, filed by reference to Exhibit 10(e) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(e) Amendment dated September 27, 2002 of the Master Loan Agreement between CoBank, ACB and Telmark LLC, filed by reference to Exhibit 10(n) of the Annual Report (Form 10-K) dated September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K MATERIAL CONTRACTS (CONTINUED)

     10(f) Pay to Stay  Arrangement  between  Daniel J.  Edinger and Telmark LLC
           Telmark LLC, filed by reference to Exhibit 10(f) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(g) Annual Incentive Plan for Fiscal  Year, Ending June 30, 2002 - Daniel
           J. Edinger, filed by reference to Exhibit 10(g) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(h) Annual Incentive Plan for Fiscal Year,  Ending June 30, 2003 - Daniel
           J. Edinger, filed by reference to Exhibit 10(h) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(i) Pay to Stay Arrangement between Raymond G. Fuller and Telmark LLC, filed by reference to Exhibit 10(i) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(j) Pay to Stay Arrangement between Jennifer L. Hicks and Telmark LLC, filed by reference to Exhibit 10(j) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(k) Pay to Stay Arrangement between Richard A. Kalin and Telmark LLC, filed by reference to Exhibit 10(k) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(l) Pay to Stay Arrangement between Kipp R. Weaver and Telmark LLC, filed by reference to Exhibit 10(l) of the Annual Report (Form 10-K) dated September 30, 2002.

     10(m) Telmark LLC Supplemental Severance  Program,  filed by  reference  to
           Exhibit 10(m) of the Annual Report (Form 10-K) dated September 30, 2002.

     (II) THE FOLLOWING EXHIBITS ARE FILED AS A SEPARATE SECTION OF THIS REPORT:

     OTHER EXHIBITS

     99    Sarbanes - Oxley Act of 2002 - Certifications

     99.1  Certification of Chief Executive Officer

     99.2  Certification of Chief Financial Officer


(B)  REPORTS ON FORM 8-K
     The Company filed a Current Report on Form 8-K on October 11, 2002 to announce that Telmark's parent company, Agway Inc., filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and that Telmark was not included in that Bankruptcy filing.

     The Company filed a Current Report on Form 8-K on December 24, 2002 to announce that Telmark, Agway Inc.and Wells Fargo Financial Leasing, Inc. ("Wells Fargo") signed a definitive agreement in which Wells Fargo would purchase substantially all of the assets of Telmark. The agreement contemplates that substantially all of the liabilities associated with the leases will be retained by Telmark and it is expected that a substantial portion of the proceeds will be used to repay Telmark creditors. The purchase is expected to close on or about March 1, 2003. The acquisition is subject to obtaining appropriate approvals, including the approval of the U.S. Bankruptcy Court.

     The Company filed a Current Report on Form 8-K on February 6, 2003 providing an update on the transaction with Wells Fargo and the related U.S. Bankruptcy Court Proceedings. This filing included a copy of the definitive agreement, several amendments thereto, a letter agreement reflecting changes to be made to the definitive agreement and the Bankruptcy Court Order.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELMARK LLC
                                     (Registrant)


Date February 14, 2003               By /s/ Daniel J. Edinger
     ---------------------              ----------------------------------------
                                        Daniel J. Edinger, President
                                       (Principal Executive Officer)



Date February 14, 2003               By /s/ Peter J. O'Neill
     ---------------------              ----------------------------------------
                                        Peter J. O'Neill, Senior Vice President,
                                        Finance and Control
                                        (Principal Accounting Officer)

CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14 AND 15D-14 OF THE EXCHANGE ACT OF 1934

I, Daniel J. Edinger, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of Telmark LLC;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented  in  this  quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 14, 2003

         /s/ Daniel J. Edinger
         -----------------------------
         Daniel J. Edinger
         President
         (Principal Executive Officer)

CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14 AND 15D-14 OF THE EXCHANGE ACT OF 1934

I, Peter J. O'Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of Telmark LLC;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented  in  this  quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 14, 2003

         /s/ Peter J. O'Neill
         ------------------------------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control
         Chairman of the Board and Director
         (Principal Financial Officer)

                                  EXHIBIT 99.1

                                   TELMARK LLC

                Certification Pursuant to 18 U.S.C. Section 1350,
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report on Form 10-Q for the period ended December 31, 2002 (the "Report") of Telmark LLC (the "Registrant"), as filed with the Securities and Exchange Commission on the date hereof, I, Daniel J. Edinger, the Chief Executive Officer of the Registrant certify, to the best of my knowledge that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Daniel J. Edinger
-----------------------------------
Daniel J. Edinger
President & Chief Executive Officer

February 14, 2003


This certification accompanies the report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Registrant for purposes of
Section 18 of the Securities Exchange Act of 1934.

                                  EXHIBIT 99.2

                                   TELMARK LLC

                Certification Pursuant to 18 U.S.C. Section 1350,
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report on Form 10-Q for the period ended December 31, 2002 (the "Report") of Telmark LLC (the "Registrant"), as filed with the Securities and Exchange Commission on the date hereof, I, Peter J. O'Neill, Senior Vice President, Finance & Control of the Registrant certify, to the best of my knowledge that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Peter J. O'Neill
----------------------------------------
Peter J. O'Neill
Senior Vice President, Finance & Control

February 14, 2003


This certification accompanies the report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Registrant for purposes of
Section 18 of the Securities Exchange Act of 1934.